Form 10-K
period 1996-03-31
MICROWARE SYSTEMS CORP
filed 1996-07-01
CIK 1003383

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                                   (MARK ONE)

           [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                    For the fiscal year ended March 31, 1996

           [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                         Commission file number 0-27988

                       ----------------------------------

                          MICROWARE SYSTEMS CORPORATION
             (Exact name of Registrant as specified in its charter)

                        ---------------------------------

             IOWA                                               42-1073196
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                          Identification Number)

1900 N.W. 114TH ST.
DES MOINES, IOWA                                                50325-7077
(Address of principal                                           (Zip Code)
executive offices)


                                 (515) 223-8000
              (Registrant's telephone number, including area code)

        Securities Registered pursuant to Section 12(b) of the Act: None

      Securities registered pursuant to Section 12(g) of the Act:  Common
                               Stock, no par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. Yes [ ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-K or any amendment to this Form 10-K.  [X]

THE APPROXIMATE VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT AS OF JUNE 21, 1996 WAS $ 53,177,821.

NUMBER OF SHARES OUTSTANDING AS OF JUNE 21, 1996: 13,574,452.

Documents Incorporated by Reference - Portions of the Proxy Statement of the Registrant to be filed no later than 120 days following March 31, 1996 are incorporated by reference in Part III of this Report on Form 10-K.

                          MICROWARE SYSTEMS CORPORATION

                                      INDEX

Part I
     Item 1.   Business
     Item 2.   Properties
     Item 3.   Legal Proceedings
     Item 4.   Submission of Matter to a Vote of Security Holders
     Item 4a.  Executive Officers of the Registrant

Part II
     Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters
     Item 6.   Selected Consolidated Financial Data
     Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
     Item 8.   Financial Statements and Supplementary Data
     Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

Part III
     Item 10.  Directors and Executive Officers of the Registrant
     Item 11.  Executive Compensation
     Item 12.  Security Ownership of Certain Beneficial Owners and Management
     Item 13.  Certain Relationships and Related Transactions

Part IV
     Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Signatures

PART I

CAUTIONARY NOTE:

     IN ADDITION TO HISTORICAL FINANCIAL INFORMATION, THIS DISCUSSION OF THE COMPANY'S BUSINESS AND OTHER ITEMS IN THIS ANNUAL REPORT ON FORM 10-K INCLUDE FORWARD-LOOKING STATEMENTS ABOUT MICROWARE'S BUSINESS. THESE STATEMENTS SHOULD ALL BE EVALUATED IN THE CONTEXT OF THE RISKS AND UNCERTAINTIES INHERENT IN MICROWARE'S BUSINESS, INCLUDING THE LIKELY VARIABILITY OF THE COMPANY'S QUARTERLY OPERATING RESULTS; SUCCESSFUL DEVELOPMENT OF THE DIGITAL TELEVISION, WIRELESS COMMUNICATIONS AND OTHER EMERGING MARKETS AT WHICH THE COMPANY'S PRODUCTS ARE TARGETED; THE COMPANY'S ABILITY TO SUCCESSFULLY MANAGE GROWTH AND KEEP PACE WITH ITS COMPETITION AND WITH RAPID TECHNOLOGICAL CHANGE; THE RISK OF MATERIAL LITIGATION RELATED TO THE COMPANY'S INTELLECTUAL PROPERTY RIGHTS AND LICENSES; AND OTHER FACTORS AS MENTIONED THROUGHOUT THIS FORM 10-K, IN THE COMPANY'S FORM 8-K REPORT FILED ON APRIL 30, 1996, AND IN THE COMPANY'S
APRIL 2, 1996 PROSPECTUS FILED IN CONNECTION WITH ITS INITIAL PUBLIC OFFERING.


ITEM 1. BUSINESS

     Microware Systems Corporation is a corporation organized under the laws of the state of Iowa in 1977. Its principal executive offices are located at 1900 N.W. 114th Street, Des Moines, Iowa 50325-7077 (telephone number 515-223-8000;
Internet: INFO@MICROWARE.COM or http://www.microware.com). References elsewhere in this Form 10-K to "Microware" or "the Company" are to Microware Systems Corporation and its subsidiaries.

GENERAL DEVELOPMENT OF BUSINESS

     Microware develops, markets and supports sophisticated real time operating system software and development tools for advanced consumer and industrial products. Microware's product line is built around its OS-9 real time operating system, which was first introduced in 1980 and has been continually refined to incorporate advances in technology. OS-9 has been used to develop numerous applications for the industrial, scientific and telecommunications markets. In addition, OS-9 is increasingly being used to run advanced consumer products such as digital television decoders and wireless personal communications devices.

     Historically, Microware licensed OS-9 and related tools for the development of specialized real time applications by manufacturers of diverse "embedded systems" such as industrial process control devices, scientific and medical instrumentation, telecommunications equipment, and defense and aerospace systems. An embedded system is a hidden computer -- a microprocessor and related software dedicated to a specialized task, or set of tasks, embedded within an application-specific industrial or consumer product. These tasks are typically demanding and often require a real time operating system capable of performing several simultaneous, immediate, predictable and reliable responses to external events. For example, an embedded system that controls an automobile's anti-lock braking system must react to external events such as pressure on the brake pedal, speed of the automobile and road conditions, all within a fraction of a second.

     In recent years the declining cost and increasing power of microprocessors and memory and the improvement of client/server network systems have made it possible and increasingly common for full-featured operating systems to be embedded in a broad range of advanced communications products typically targeted at higher-volume professional and consumer markets. These "smart products," including personal communications products such as next generation two-way pagers, smart portable telephones, mobile and fixed Internet/intranet access devices, personal/commercial mobile computing devices, and new media devices such as digital television decoders, are emerging as a potentially large growth area within the embedded products market. Microware has positioned itself, through its investments in research and development and in strategic business alliances, to benefit from these new opportunities in the embedded systems market.

     Microware believes that the architecture, capabilities and features of OS-9
- -- its full feature set, support for industry-leading processors, scalability, modular architecture, and reliability -- are attractive to technological leaders developing applications in these emerging smart products markets. The Company's strategy is to use its technology and alliances with strategic customers such as Motorola, Inc. ("Motorola") and IBM Corp. ("IBM") to grow its traditional business and penetrate select emerging markets such as digital television and wireless communications.

     It should be noted that these emerging markets are at early stages and not well-defined. Significant uncertainty exists regarding the economics of these new services and products, for which demand is uncertain. There can be no assurance that these markets will develop as planned, that Microware will be able to successfully establish its products as standards within those markets, or that Microware will continue to derive substantial revenues from those markets.


NARRATIVE DESCRIPTION OF THE BUSINESS


PRODUCTS AND SERVICES

     Microware offers a broad range of software products based on the OS-9 real time operating system that can be configured to suit a range of applications in a variety of industries. Substantially all of the Company's revenues are derived from OS-9. Microware's products are designed for use with leading microprocessors, including the Motorola 68xxx, Intel Pentium/x86, and Motorola/IBM PowerPC families of processors. Ports to select new processor architectures and families are currently in various stages of development. Products for the Motorola 68xxx microprocessor family accounted for a substantial amount of the Company's revenues in fiscal 1996. The Company also provides engineering and training services to support its customers' development efforts. The Company's products and services include the following:

     DEVELOPMENT LICENSES provide licensees the right to use a specific configuration of OS-9 modules for internal product development. Typical development licenses range from $4,000 for a base industrial OS-9 license to $150,000 for a standard DAVID system license. Additional revenues may be generated by adding additional modules and by licensing multiple processors and products.


     RUN-TIME LICENSES require licensees to pay Microware a royalty for every copy of OS-9 deployed or shipped. The royalty is based on the module configuration specified in the original development license and the cumulative volume of copies shipped. Run-time licenses enable the Company to participate in the customer's downstream revenues when the customer's product is successful in the marketplace or deployed internally. Run-time licenses are typically granted for a five-year period, and the Company may earn additional revenues through license renewals. Development and run-time licenses are typically integrated in a single OEM license.

     DEVELOPMENT TOOLS are developed and sold by Microware to OS-9 licensees for developing OS-9 applications. Most tools run on Microsoft Windows and popular UNIX workstations, such as those manufactured by IBM, Sun Microsystems, Inc., Hewlett-Packard Company and Silicon Graphics, Inc., as well as on OS-9, and are designed to reduce the cost and speed the development of OS-9 applications. The operating system and development tools are well integrated and are updated on a coordinated schedule. Customers therefore avoid potential incompatibility among competing vendors. These development tools include:

     - ULTRAC and ULTRAC++ COMPILERS, which provide high-level language support for real time applications;

     - SOURCE LEVEL DEBUGGER, which identifies the source of program application errors during software testing;

     - OS-9 UTILITY SET, which provides over 100 utilities to enhance application development and execution;

     - FASTRAK, which integrates the above tools with supporting functions into a comprehensive automation, management and development environment;

     - OS-9 DEVELOPER'S KIT, which allows programmers to develop embedded OS-9 applications;

     - OS-9 BOARD SUPPORT PAKS, which provide developers' versions of OS-9 configured for industry-standard hardware configurations; and

     - DAVID DEVELOPER'S KIT, which contains additional utilities for developing digital multimedia applications for digital television.

     Development Tools are generally licensed under "shrink-wrap" terms on a per-seat basis, with standard prices ranging from $7500 to $20,000.

     MAINTENANCE SUPPORT CONTRACTS provide updates of the licensed modules and hot line technical support. The first-year maintenance fee is typically bundled with the initial license fee. Thereafter customer support fees are paid annually.

     SERVICES cover a wide range of activities including consulting, custom engineering, technical support and training. A high level of customer service and support is essential because many of the Company's customers depend on the Company's products to support the development and operation of complex applications. Custom engineering revenues are typically from discrete software engineering projects adapting OS-9 to specific customer requirements. The Company also selectively engages in custom development in order to extend its product line.


MARKETS, APPLICATIONS AND CUSTOMERS

     Microware's strategy is to leverage its advanced technology, strategic customer relationships, commitment to quality, and expertise based on years of experience in the embedded systems market to expand its business from developing specialized applications for a diverse group of manufacturers to embedding OS-9 in high volume intelligent products. The key elements of this strategy are to establish OS-9 as the operating system of choice in target markets, to grow its traditional business and to sustain Microware's technological advantages. There can be no assurance that any elements of the Company's strategy will be realized, that the markets targeted by the Company will grow as expected, or that the Company will be able to generate significant revenues or earnings from its efforts.


CORE BUSINESS

     The Company's core business is in the traditional real time embedded system software market. The Company has hundreds of licensees of standard OS-9 configurations for traditional embedded systems applications. Process control and factory automation applications remain a key area of emphasis. Emerging markets for the Company's core business include automotive, home automation, intelligent transportation systems, office automation and medical instrumentation. The Company has historically derived the majority of its revenues from development licenses and run-time license fees along with sales of related software development tools, support and custom contract engineering work for its core business customers. The Company believes that the market for operating software in its core business is large and diversified, and continues to actively develop, market, support and license its products to and for customers in the traditional core embedded systems markets. Microware believes that it has a substantial share of the third party embedded operating system market.

     Looking forward, the Company intends to exploit a number of industry trends to grow its core business. One important trend is the wider availability and decreasing cost of more powerful microprocessors, particularly 32-bit microprocessors, for which Microware has optimized most of its core products. This trend is expanding the universe of products in which embedded systems are used and increasing the amount of software used in those applications. The Company believes this increase in power, software, and memory footprint makes Microware's full-featured operating system solution more attractive to embedded designers who were previously more focused on size than functionality in their design decisions.

     Additionally, increased time-to-market pressures and other factors are driving manufacturers away from in-house software solutions and general purpose operating systems such as DOS and UNIX to standard real time operating environments like Microware's, which offer them an integrated package of standardized operating systems, modular enhancements, and development tools. Microware believes this movement to third-party software will result in the selection of integrated, enterprise-wide solutions by many manufacturers and drive a market consolidation around those real-time embedded systems vendors able to provide full operating environment solutions and related sales and technical support.

     Microware intends to capitalize on these trends to expand its core business, focusing in particular on the development of new markets for "smart products" -- networked devices based on advanced processors targeted at high volume consumer and commercial customers. The Company's ability to capitalize on these trends is subject to risks and uncertainties, including the increasing levels of competition in the embedded systems software market and Microware's ability to keep pace with the rapid technological change required by the market, particularly in the continued addition of support for popular new processors and programming environments.


NEW MEDIA BUSINESS

     Microware began expanding its core operating system technology into new media products in 1985 when it partnered with Philips Electronics N.V. and Sony Corporation to develop a new consumer multimedia format -- Compact Disc-interactive. CD-i integrates text, data, graphics, audio and video on a single compact disc, allowing consumers to access multimedia presentations on a standard television using an OS-9 based CD-i player and an infrared remote control.

     In 1993 Microware leveraged its early multimedia experience to develop a new operating system configuration targeted at the emerging digital television business -- DAVID. Digital television represents a new market opportunity for the Company, driven by the worldwide deployment of new telecommunications networks - ranging from currently available digital broadcast satellite ("DBS") networks to the fully interactive broadband client/server networks under development by certain regional telephone companies. In the immediate term, these networks will provide higher quality digital video and audio, increased channel capacity, and more user options for one-way conditional access programming such as premium channels and pay-per-view. In the long term, as broadband networks develop, a wide array of interactive services are expected, such as Internet access, video on demand, home shopping, gaming, information retrieval, and video mail. DAVID is designed to operate the digital decoders that turn standard televisions into smart clients on these networks with interactive processing, graphics, video and audio functionality. This decoder can be an external device ("set-top box") or embedded within the television.

     DAVID has emerged as a standard operating system for digital decoders, having been licensed by over 20 set-top box manufacturers and used in trial deployments around the world. A critical element of the DAVID software is its modular architecture, which allows components to be added and removed dynamically over a network while the operating system is running. DAVID's scalable architecture and efficient system software enable operators to add digital features to already-deployed DAVID set-top boxes at an acceptable incremental cost.

     Manufacturers can license and deploy streamlined configurations of DAVID today which can be upgraded as network infrastructures develop and the desired levels of interactivity and related functionality increase. Microware believes this is especially important for manufacturers and network operators who wish to improve network capacity and service incrementally as the underlying technologies develop and consumer demand grows.

     In response to apparent market demand for upgradeable decoder technology, Microware introduced DAVIDlite in November 1995. DAVIDlite is a streamlined configuration of DAVID targeted at digital-video broadcast products for existing cable systems, new multichannel multipoint distribution systems ("MMDS") and DBS networks. Content and hardware developed using DAVIDlite will be fully compatible with DAVID-based broadband systems. While the Company hopes to license DAVIDlite for use in DBS, MMDS and digital cable deployments currently underway, the product is new and Microware has yet to derive substantial revenues from DAVIDlite.

     To date, most of the Company's new media revenues have been from DAVID license agreements and custom contract engineering with digital decoder manufacturers. The Company's current activities relating to its new media markets remain focused upon licensing DAVID and DAVIDlite for digital television uses. There can be no assurance that the Company will be able to sustain development license revenues at their current levels, that the Company will receive substantial run-time license revenues from any digital television industry participant, or that the Company will be able to establish and maintain DAVID as an industry standard.

     The digital television marketplace is complex and dynamic, and development of Microware's new media business involves marketing the DAVID solution as a standard for third parties who develop and procure network technology (such as digital decoders), content and service. For example, Microware must work closely with digital television network operators (primarily large telephone and cable companies) to promote their specification of DAVID as the standard operating system solution for use in their network trials and deployments. Increasingly, network operators are establishing cooperative ventures to aggregate content and technology for their digital television networks. Examples include TELE-TV, a partnership of Bell Atlantic, Nynex Corp., and Pacific Telesis; and Americast, a joint venture of Ameritech, Bell South, GTE, SBC Communication Inc. and the Walt Disney Company. Microware actively markets DAVID-based solutions to these new entities.

     Development of Microware's new media business also requires the development and promotion of complementary products by the manufacturers of network servers and authoring tool developers. While these third party relationships with network operators, server manufacturers, and authoring tool vendors are important to promote new media product licensing by decoder manufacturers, and the Company is currently developing and marketing products directed at these entities, there can be no assurance that Microware will derive substantial licensing or service revenue directly from these third parties.

     Microware has become a member of various industry standard-setting bodies to ensure its new media products are compatible with emerging public standards, including the following organizations: (i) the Digital Audio-Video Digital Council ("DAVIC"), an international body developing interoperability standards for set-top boxes; (ii) the Digital Storage Media Command & Control Committee, an ISO subcommittee working on digital television networking standards; and
(iii) the Digital Multimedia Association, a trade association. The Company also sponsors an annual DAVID Developers Conference, the most recent of which was held in September 1995 and was attended by over 1,000 participants.

     Despite the announced intentions of many companies, and the Company's belief that DAVID is well positioned as a standard for the digital television market, the Company believes the digital television market is at a very early stage and is not well defined. Many prominent deployments have been delayed, and there can be no assurance that the digital television market will develop in any predictable or immediate way. There is significant uncertainty about the economics of delivering such services, including the willingness of consumers to pay for digital television and the profitability of these services. Furthermore, many of the announced intentions involve architectures, operating systems and hardware which are proprietary to the parties involved and which could compete or conflict with each other and with the Company's digital television strategy. It is therefore difficult to make reliable estimates of the size of the digital television market or the Company's likely market share.


WIRELESS PERSONAL COMMUNICATIONS BUSINESS

     Microware is developing new configurations of its operating systems to serve the wireless personal communications market by leveraging the Company's investment in OS-9 and DAVID. These systems combine selected OS-9 and DAVID modules with software modules created for key wireless functions such as power management, which is critical to allow personal communications devices to obtain longer battery life.

     The existing wireless personal communications market includes a number of segments, each with different applications and economics. At the low end, numeric and alphanumeric pagers offer limited functionality -- one-way services such as short messages, periodic news, weather, sports and stock updates. More recently developed two-way pagers offer only simple message acknowledgment features, but have demonstrated the feasibility of two-way messaging. Current high-end personal communications products such as Apple's Newton to date have had a limited consumer market appeal due to their relatively high cost, low battery life, large size and difficulty of use.

     Microware believes there is a substantial market opportunity for devices combining the small size and low cost of pagers with the more advanced interactivity and computing power of personal digital assistants ("PDAs"), and for specialized mobile communications devices tailored for specific consumer and professional markets. The Company believes OS-9 is well suited to operate such devices, as well as new generations of more advanced cellular telephones. Many of these devices are expected to provide mobile access to the Internet and private "intranet" networks.

     Microware's wireless strategy is to provide a wide variety of products and
services for licensing to leading wireless equipment manufacturers.   Microware
has been developing wireless versions of its OS-9 operating system since 1991, when the Company developed a customized configuration of OS-9 for cellular telephones manufactured by AEG Mobile Communication GmbH. During the past fiscal year, Microware developed strategic customer relationships with wireless
technology groups within Motorola and IBM.   Microware has recently licensed OS-
9 to certain other manufacturers for the development of next generation wireless devices.

     In July 1995, Microware executed a software development and license agreement with the Paging Products Group of Motorola to develop a new wireless operating environment based on OS-9 and Motorola's wireless software protocols for use in certain existing and next generation Motorola wireless personal communications devices. Under the agreement, Motorola will be able to sublicense the technology subject to royalty payments to Microware. In addition to recognizing up-front development fees, Microware will receive a royalty for each device containing a copy of the operating system sold by Motorola or its sublicensees. In July 1995, Motorola also purchased 1,526,232 shares of Microware Common Stock and warrants to purchase 1,803,728 additional shares over the next five years.

     In May 1996, Motorola announced the formation of a new Platform Software Division within the Messaging, Information and Media Sector dedicated to promoting this jointly developed OS-9-based operating environment as a common operating environment for the wireless communications industry.

     IBM has entered into a license and development agreement with Microware to port OS-9 to certain PowerPC microprocessors for use with PDAs and other networked devices. Microware will receive development revenues for this work. Upon deployment, the Company expects to receive a royalty for each copy of OS-9 distributed as part of any IBM product.


     The Company is undertaking a number of development activities to support its strategy in the personal communications market. In addition to the power management protocols discussed above, the Company is developing narrow-band radio frequency protocol support and adapting its MAUI graphical user interface protocols to the requirements of wireless devices. It is also adding Internet product enhancements such as Java support to enable its wireless customers to develop hand-held Internet/Intranet access devices.

     During the past fiscal year, the Company's revenues from its wireless activities primarily consisted of development license and custom contract engineering fees received from wireless customers. The Company's future operating results will depend significantly on the development of its products and personal wireless communication devices. While the wireless communications market is established, the Company's strategy depends on the incorporation of the Company's software into new products, such as two-way pagers and PDAs, for which demand is speculative. There can be no assurance that such products will be successfully developed or commercialized or that the Company will derive significant revenues or earnings from such products.



INTERNET PRODUCTS

     In all aspects of its business, Microware is expanding its Internet product offerings to enable OEMs to offer consumers Internet access through intelligent devices. Microware has supported standard Internet protocols such as TCP/IP through its Internet Support Pak since 1989. The Company's effort to expand Internet support began in February 1996, when Microware licensed the Java-TM-programming language and HotJava-TM- browser from Sun Microsystems, Inc. Java has achieved wide market acceptance as a programming language which allows software developers to write applications which will be interoperable across any Java-compatible client/server platform. The Company is porting Java to OS-9 and DAVID, to ensure all of Microware's OEM licensees will be able to supply their customers with Java-compatible smart products operating on OS-9 or DAVID.

     In April of 1996, Microware entered into a joint development and licensing agreement with Spyglass, Inc. ("Spyglass") for Spyglass' Web Technology Kit ("WTK"). Under this agreement, Spyglass will port its Internet browser software to Microware's OS-9 and DAVID platforms. Microware will sublicense the resulting Spyglass Web Technology Kit for OS-9/DAVID directly to its customers. Microware believes Spyglass's World Wide Web technology is well-suited for the smart products markets Microware is targeting, because it is modular and scalable, allowing varying levels of functionality to be added or removed as desired for a given application. This modularity also complements OS-9/DAVID's similar characteristics.

     With the integration of Java support and Spyglass browser technology into its product lines, Microware believes it is able to provide Internet connectivity to its new media, wireless communications, and traditional core embedded systems customers. A number of customers, including Hongkong Telecom IMS Ltd. and a major television manufacturing company, have already licensed Internet OS-9/DAVID software packages from Microware.

     While Microware believes there is substantial demand among embedded systems designers for licensing of leading Internet technology in conjunction with real time operating system software such as OS-9 and DAVID, there are substantial risks and uncertainties associated with the Company's Internet efforts. Most of the Company's new Internet product enhancements are licensed from third parties under restrictive license agreements requiring the payment of royalties. There can be no assurance that the terms of those licenses will be adequate to enable Microware to provide its customers with satisfactory terms and conditions for those products, or that additional products desired by customers will be available for licensing in the future. Significant uncertainty remains about the commercial viability of the Internet, and there can be no assurance that the current level of demand for Internet products among embedded systems designers will continue.



TECHNOLOGY

OS-9 OPERATING SYSTEM

     OS-9 is a full-featured, multitasking, real time operating system that goes beyond the base features that are generally provided by the simple task-switching software traditionally used in embedded systems. OS-9 currently is configured for the Motorola 68xxx, Intel X86/Pentium, and Motorola/IBM PowerPC microprocessor and microcontroller families. Ports to select new processor architectures and families are currently in various stages of development.

     The OS-9 kernel provides prioritized round-robin timeslicing for any number of tasks, real time preemptive task switching and comprehensive memory management for multiple memory classes. OS-9 has a modular architecture which allows system component modules to be added and removed dynamically, even while the operating system is running. OS-9 provides an application execution environment and I/O subsystem similar to UNIX.

     A key advantage of OS-9 is its highly reliable memory protection. Embedded systems used in consumer products and mission critical applications must detect and handle system errors in a controlled and predetermined way. The file system design is ruggedized to inhibit data loss in the event of power failure or catastrophic system faults. This is particularly important for new generations of mass-market, intelligent products.

EXPANSION MODULES

     The OS-9 family contains an extensive library of specialized I/O subsystem plug-in modules for OS-9 which may be licensed as required by the functional requirements of specific customer hardware configurations. These add-on modules include networking support (Internet support, interoperability protocols, infrastructural compatibility such as ATM and ISDN), multimedia functionality (graphical user interface protocols, MPEG support, graphics file managers), advanced communications protocols (serial packet support, interprocess communications), and memory storage support. Microware also offers pre-packaged versions of the OS-9 kernel bundled with selected expansion modules for specific applications including: OS-9 System Developer Kits; Board Support Packages for popular VME, ISA and other bus-oriented computer systems; DAVID for digital television; and CD-RTOS for CD-i players.

     Additional modules under development by Microware include narrowband RF communications and advanced power management protocols.

     Microware is also adding diverse third party support to complement its proprietary expansion modules. Third party support currently available or under development includes Java-TM- support and HotJava-TM- browser, the Spyglass Web Technology Kit, PCMCIA support (SystemSoft Corp.), and Communications Security
(RSA).

     In April 1996 Microware entered into a master license agreement with SystemSoft Corp. ("SystemSoft"), an industry leading provider of PCMCIA support software. PCMCIA support was developed principally for the portable personal computer market to allow end-users to add specialized application functionality by plugging a separate card embodying that functionality into the PC or other device they are using. Manufacturers of smart products such as portable wireless communications devices are increasingly demanding PCMCIA support for their products.

     Under Microware's agreement with SystemSoft, SystemSoft has ported its PCMCIA software to OS-9 and DAVID. Microware will be able to sublicense the resulting PC Card Support for OS-9/DAVID directly to its customers. Additionally, Microware will be the exclusive licensee of SystemSoft's PCMCIA technology (excluding previously existing licenses) for the embedded systems market for a minimum period of one year, which may be extended.

DEVELOPMENT TOOLS

     The Company produces several development tools and packages. UltraC allows designers of complex real-time systems to precisely control code generation and optimization on a local basis for either speed or code size, and is designed to be quickly re-configured for any modern 32-bit or 64-bit microprocessor. A C++ version of Ultra C was introduced during the past year.

     FasTrak utilizes contemporary point-&-click and drag-&-drop user interface techniques to integrate OS-9 development tools into an integrated software development environment. Automation features handle routine software development activities and support administrative functions, such as group project management and quality assurance.

SOFTWARE DEVELOPMENT QUALITY ASSURANCE


     The reliability of Microware's technology is reflected in and supported by the Company's software development methodologies. Microware believes that it is the first real time embedded systems software developer in the world to be certified under the International Standards Organization's ISO 9000 quality standard. Microware's ISO 9001 certification by Underwriter's Laboratories helps ensure that the processes by which new products are developed are well defined and internally monitored for quality. The ISO certification is audited at least annually, and the failure to maintain the certification could have an adverse effect on the Company's business.



MARKETING, SALES AND DISTRIBUTION

     Microware markets and licenses its core and wireless communications products principally through its direct sales force, and through one independent distributor. In the United States and Canada, the Company sells its core products through a direct sales force of 12 personnel located in Campbell, California; Chicago, Illinois; Austin, Texas; Hampton Falls, New Hampshire; Aurora, Ohio; Norcross, Georgia; and Des Moines, Iowa. The Company's direct sales force is supported by 10 sales and marketing personnel located in Des Moines, Iowa. The Company also has a number of other independent authorized distributors. During April 1995, the Company reorganized its marketing and sales staff for core products to target higher value-added opportunities. It has developed new sales tactics to increase the efficiency of its sales force, and has set new sales goals and profit targets focused on pursuing new licensing opportunities. Routine sales of tools, maintenance, upgrade, license extensions and other ancillary products have been moved to an in-house telemarketing group.


     In Japan, France and the United Kingdom, the core and wireless products are sold through the Company's sales and service subsidiaries, consisting of 13, 2 and 5 sales representatives, respectively. The Company also licenses its core products through an independent distributor located in Germany. The distributor, Dr. Rudolf Keil GmbH, has non-exclusive distribution rights for core products in Germany. International sales accounted for approximately 63%, 68%, and 67% of revenues in fiscal years 1994, 1995, and 1996, respectively. See note 10 of the Notes to the Consolidated Financial Statements.

     The Company's new media products are sold through a strategic sales and marketing organization consisting of 15 personnel.

     As the Company enters new vertical markets, it intends to modify its sales process from a technically-oriented approach to a relationship-oriented approach. As a part of this strategy, the Company intends to establish geographically dispersed competency centers, to better build and maintain customer relationships. The first two centers opened in fiscal year 1996 in the San Francisco and Boston areas. These centers are staffed by business development and engineering specialists.



     Some of Microware's wireless products are expected to be distributed through Motorola's sales and distribution network. Under the Motorola Agreement, Motorola may distribute certain mass market products incorporating OS-9, for which Microware would receive per copy royalties. Motorola may also act as a distributor of Microware's development tools for the wireless market. In May 1996, Motorola announced the formation of a new Platform Software Division within the Messaging, Information and Media Sector dedicated to promoting Motorola's OS-9 based wireless communications operating system as an open software platform for the wireless industry.


     The Company provides technical support in the United States through its home office in Des Moines, Iowa and through field engineers. Technical support outside of North America is provided by the Company's staff of support engineers located at four sites, three in Europe and one in Asia/Pacific. Distributors and original equipment manufacturers generally offer first level customer support to their end-user customers and rely on the Company for additional support. The Company also selectively engages in custom development activities related to extension of its product line.

     The Company generates new business opportunities in its target markets through advertising, trade shows, user group meetings, telemarketing, direct mail and through its strategic alliances. Microware is also active in various industry standard bodies, including the American National Standards Institute ("ANSI"), IMA, DAVIC, and DSMCC. In addition, Microware believes that its ISO 9001 certification gives the Company a marketing advantage, especially in international markets.

COMPETITION

     The embedded software industry is highly competitive and is characterized by rapidly advancing technologies. To maintain or improve its position, the Company must continue to enhance its current product offerings and introduce new product features and extensions in a timely fashion.

     The Company's core and wireless communications products compete with proprietary software developed internally by embedded system product manufacturers, as well as with many third party vendors of development tools for embedded systems, including many privately held companies and several publicly held companies. Several microprocessor manufacturers, including Intel and Motorola, distribute software that at times compete with the Company's products. The Company expects that additional competitors, including other large software vendors, will emerge. Some of the Company's current competitors, and many of the Company's potential competitors, have substantially greater technical, sales, marketing and financial resources than the Company. Other than proprietary software developed internally by embedded systems manufacturers, the Company's core and wireless products compete primarily with products by Integrated Systems, Inc. ("ISI"), Mentor Graphics Corp. (through its acquisition of Microtec Research, Inc.) and Wind River Systems, Inc. ("Wind River").


     In the new media market, the Company's digital television decoder products compete primarily with software developed internally by set-top box manufacturers, including Scientific-Atlanta's PowerTV and Thomson Consumer Electronics' TV Open. Many of the Company's new media competitors have substantially greater technical, sales, marketing and financial resources than the Company. However, the Company believes DAVID's technological advantages and position as an industry standard counterbalance those resources.

     The Company expects that as the digital television, wireless personal communications, and other emerging embedded systems markets evolve, additional competitors may seek to enter these markets.


     The Company believes that its ability to effectively compete in its core, wireless and new media markets depends on factors both within and outside its control, including timing and success of new products developed by the Company and its competitors, product performance and price, distribution and customer support, product reputation, customers' willingness to replace internally developed software solutions and customers' assessment of the Company's financial resources and its technical and service expertise. The Company believes that it competes effectively in its markets on the basis of product features and reliability, price performance characteristics, reputation, worldwide infrastructure, support services, sales and marketing strength and financial stability. There can be no assurance that the Company will be able to compete successfully with respect to these and other factors. In particular, competitive pressures, including pricing pressures for the Company's run-time licenses and new product introductions from existing and new competitors could adversely affect the Company's business and results from operations.

RESEARCH AND DEVELOPMENT

     The Company has made substantial investments in product development. The Company believes that its future success will depend in large part on its ability to enhance its existing products, develop new products and maintain its technological competitiveness. As of March 31, 1996, the Company employed 101 product development engineers. Of these, 87 engineers were based in Des Moines, Iowa and 14 were based in Tokyo, Japan.

     During fiscal 1994, 1995, 1996 research and development expenses amounted to $4.8 million, $5.6 million, and $5.0 million, respectively, excluding capitalized software development costs. For the above periods, research and development expenses represented 31.9%, 29.9% and 21.2% of the Company's total revenues, respectively. For the same periods, software development costs capitalized totalled $300,000, $204,000, and $150,00, respectively. The Company believes that its recent and current level of research and development expenses is adequate to meet its competitive needs. The Company anticipates that it will continue to commit substantial resources to product development in the future.

PROPRIETARY RIGHTS

     The Company's success is dependent upon its proprietary technology and products. The Company regards its software as proprietary and, to date, the Company has relied principally upon copyrights, trademarks, trade secrets and contractual restrictions to protect its proprietary technology. The Company currently has no patents, but has four U.S. patent applications pending relating to the Company's new media technology. The Company generally enters into confidentiality agreements with its employees and confidentiality and license agreements with its distributors, customers and potential customers, and limits access to and distribution of the source code to its software and other proprietary information. End-user licenses of the Company's software are sometimes in the form of shrink-wrap license agreements, which typically are not signed by licensees and therefore may be unenforceable under the laws of many jurisdictions. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States. Accordingly, despite precautions taken by the Company, it may be possible for unauthorized third parties to copy certain portions of the Company's technology or to obtain and use information that the Company regards as proprietary. There can be no assurance that the steps taken by the Company will be adequate to prevent misappropriation of its technology or to provide an adequate remedy in the event of a breach by others.

     Certain technology used in the Company's products, including Java and HotJava support, the Spyglass Web Technology Kit, and SystemSoft PC Card support software, is licensed from third parties. These licenses generally require the Company to pay royalties and to fulfill confidentiality obligations. In the future, it may be necessary or desirable for the Company to seek additional licenses of intellectual property rights held by third parties. There can be no assurance that such licenses will be available or, if such licenses are available, that the terms thereof will not have a material adverse effect on the Company's business, financial condition and results of operations.

     There has been substantial industry litigation regarding intellectual property rights of technology companies. Although the Company is not aware of any infringement by its products of any patents or proprietary rights of others, patent and copyright protection for software is still a developing area of law and increased visibility of the Company and its products could provoke claims of infringement from third parties. The Company has agreed to indemnify its customers for liability incurred in connection with the infringement of a third party's intellectual property rights, including patents. In the future, litigation may be necessary to enforce and protect trade secrets and other intellectual property rights owned by the Company. The Company may also be subject to litigation to defend the Company against claimed infringement of the rights of others or to determine the scope and validity of the proprietary rights of others. Any such litigation could be costly and cause diversion of management's attention, either of which could have a material adverse effect on the Company's results of operations and financial condition. Adverse determinations in such litigation could result in the loss of the Company's proprietary rights, subject the Company to significant liabilities, require the Company to seek licenses from third parties or prevent the Company from manufacturing or selling its products, any one of which could have a material adverse effect on the Company's business, financial condition and results of operations. Furthermore, there can be no assurance that any necessary licenses will be available on reasonable terms, or at all.

PRODUCTION

     The Company prepares master software media, user manuals and packaging for each product. The Company's media duplication, as well as its product packaging, is performed by the Company at its facilities throughout the world, while printing of user manuals and related materials is performed by the Company or by outside sources in both the United States and Japan. The Company grants duplication rights to certain of its original equipment manufacturers. To date, the Company has not experienced any material difficulties or delays in production of its software products or documentation.

BACKLOG

     The Company generally ships its products within a few days after acceptance of a customer purchase order and, therefore, has insignificant product backlog. The low product backlog makes it difficult to predict with accuracy quarterly revenues and quarterly earnings prior to the end of a quarterly reporting period. Contract engineering services backlog, consisting of orders for specific engineering services and maintenance support to be performed within the following 12 months, was approximately $4,274,000 as of March 31, 1996 and approximately $3,258,000 as of March 31, 1995.

EMPLOYEES

     As of March 31, 1996, the Company employed 210 people, including 59 in marketing, sales and support services, 101 in engineering and product development and 50 in operations, finance and administration. Of these employees, 157 are located in the United States, and 53 are employed by the Company's subsidiaries in the United Kingdom, France and Japan. None of the Company's employees is represented by a labor union or is the subject of a collective bargaining agreement. The Company has never experienced a work stoppage and believes that its employee relations are good.


NOTICE REGARDING TRADEMARKS

     Microware, OS-9, and DAVID are registered trademarks of Microware Systems Corporation. The Microware logo, MAUI, UpLink, ITEM, FasTrak, Ultra C, and Ultra C++ are trademarks of Microware Systems Corporation. Java and HotJava are trademarks of Sun Microsystems, Inc. Spyglass is a trademark of Spyglass, Inc. SystemSoft is a registered trademark of SystemSoft Corp. All other marks are trademarks or registered trademarks of their respective holders.

ITEM 2. PROPERTIES

     The Company owns its main operating facility located in Des Moines, Iowa, subject to mortgage debt. This space is used for research and development, sales and marketing, operations and administration and consists of approximately 28,000 square feet. Annual mortgage payments for the Company's main operating facility total approximately $144,000. Effective October 10, 1995, the Company entered into a one-year lease agreement for additional office space of approximately 12,500 square feet in Des Moines, Iowa to support the overall growth of the Company. Annual rent for this office space is approximately $192,000. The Company also leases under cancellable terms approximately 7,500 square feet in Tokyo, Japan for an annual rental payment of approximately $564,000. The Company also leases 11 domestic and international sales and support offices for an aggregate annual rental payment of approximately $345,000. The Company believes that additional space will be available as needed.

     The Company is currently planning to consolidate its Des Moines operations into a new corporate headquarters facility near its current headquarters. On May 9, 1996, the Company purchased approximately 17.5 acres of land for approximately $2.1 million in cash, on which the Company currently expects to construct a new office building accommodating approximately 88,000 square feet of office space at a cost estimate of $9 million (including associated land). The Company is currently in the process of negotiating the initial construction contracts and finalizing the cost and financing arrangements. In April, 1996, the Company entered into a Development Agreement with the City of Clive, Iowa, pursuant to which the City will refund to Microware over the next 10 years 100 percent of the property taxes attributable to Microware's improvement of the property. The City has also approved the rezoning and development plans for Microware's project. The Company expects to finalize its plans and begin construction of the new facility during the current fiscal year. There can be no assurance that the Company will successfully complete the project within budget, that the Company will be able to sell its existing headquarters facility at a price in excess of its current investment, that the Company will later be able to sell any portions of its newly purchased land at a price in excess of the purchase price, or that the move will not disrupt the Company's operations or affect the Company's operating results over the near term.

     The following table shows the location and approximate square footage of the Company's leased facilities as of March 31, 1996.


               LOCATION                 APPROXIMATE SQUARE FOOTAGE
               --------                 --------------------------
          West Des Moines, Iowa                   12,500
          Urbandale, Iowa                          7,000
          Campbell, California                     3,100
          Newton, Massachusettes                   1,200
          Santa Monica, California                   200
          Oak Brook, Illinois                        150
          Austin, Texas                              200
          Tokyo, Japan                             7,500

          Burnham, England                         4,000
          Meyreuil, France                         5,000
          Paris, France                              140
          Amsterdam, The Netherlands                 220

ITEM 3. LEGAL PROCEEDINGS

     The Company is not a party to any material litigation and is not aware of any pending or threatened litigation that would have a material adverse effect on the Company or its business.

ITEM 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

     At a Special Meeting of Shareholders held on March 11, 1996, the Company's shareholders adopted Restated and Amended Articles of Incorporation and new By-Laws, which were effective as of the closing of the Company's Initial Public Offering on April 9, 1996. The votes on the issues were as follows:

1. Adoption of Restated and Amended Articles of Incorporation


Voting Group   shares o/s and entitled to vote    votes at meeting    votes for/against
Common         2,552,613                          2,350,061           2,348,161/1,900
Series A
Preferred      340,000                            338,310.4           338,310.4/0

2. Adoption of Revised By-Laws


Voting Group   shares o/s and entitled to vote    votes at meeting    votes for/against
Common         2,552,613                          2,350,061           2,348,161/1,900
Series A
Preferred      340,000                            338,310.4           338,310.4/0

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company are as follows:

     NAME                AGE            POSITION
     ----                ---            --------
Kenneth B. Kaplan        43        President and Chief Executive Officer
George J. Barry          42        Executive Vice President, Treasurer and Chief
                                   Financial Officer
Lawrence A. Crane        42        Executive Vice President and Secretary
Charles R. Ball          37        Executive Vice President
Michael J. Burgher       43        Executive Vice President
Steven L. Johnson        35        Executive Vice President

     Mr. Kaplan has been Chairman of the Board of Directors, President and Chief Executive Officer of the Company since it was founded in 1977. Mr. Kaplan was one of the principal designers of the OS-9 real time operating system.
Mr. Kaplan is a member of the board of directors of the Interactive Multimedia Association and is a Trustee of Drake University and Buena Vista University.
Mr. Kaplan attended Drake University.

     Mr. Barry joined the Company in January 1995 as Executive Vice President, Treasurer and Chief Financial Officer. Prior to joining the Company, from 1993 through 1994, Mr. Barry was Vice President and Chief Financial Officer of Comptek Research, Inc., a technology-based military contractor. In 1992,
Mr. Barry was Vice President of Commercialization for Kansas Technology Enterprise Corporation, an affiliate of the University of Kansas System, and from 1986 until 1992, Mr. Barry was a Group Chief Financial Officer/Controller of Dynatech Corp., a high technology company. Mr. Barry is a CPA and holds an MBA from the University of Wisconsin - Madison.

     Mr. Crane joined the Company in 1978 and was one of the principal designers of the OS-9 real time operating system. Mr. Crane has been Vice President and director since 1981, Secretary since 1987 and became an Executive Vice President in September 1995. Mr. Crane advises on the design and development of many of the Company's products and coordinates the Company's advanced research efforts. Mr. Crane holds a B.S. degree in Computer Science from Drake University.

     Mr. Ball joined the Company in 1981 as a technical sales representative, was elected a Vice President in 1985 and became an Executive Vice President in September 1995. Mr. Ball became a director of the Company in 1983. Mr. Ball is currently General Manager of International Operations. Mr. Ball holds a B.G.S. degree from Drake University.

     Mr. Burgher joined the Company in 1987, was elected Vice President in 1992 and became an Executive Vice President in September 1995. Mr. Burgher is currently General Manager of the Company's Core Technologies division. Prior to joining the Company, Mr. Burgher worked for Control Data Corporation, a computer services company. Mr. Burgher holds a B.A. degree in Political Science from Drake University.

     Mr. Johnson joined the Company in 1987, was elected Vice President in 1994 and became an Executive Vice President in September 1995. Mr. Johnson is currently General Manager of the Company's New Media Systems division.
Mr. Johnson holds a B.S. degree in Electrical Engineering from the University of Minnesota.

     The Company does not have any employment agreements with any of its executive officers, but has one-year agreements not to compete with certain of its executive officers and other key employees.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS



     The Company's stock is listed on the Nasdaq National Market under the trading symbol "MWAR." The Company's stock was not publicly traded during the fiscal year ended March 31, 1996.

     As of June 21, 1996, there were 193 shareholders of record of the Company's Common Stock.

     On March 12, 1996, the Company effected a four-for-one stock split as a three-to-one share dividend under Iowa law.

     The Company has never paid any cash dividends on its capital stock and does not expect to pay any cash dividends in the foreseeable future. Any future determinations to pay cash dividends will be at the discretion of the Board of Directors and will depend on the Company's earnings, capital requirements, financial condition, credit and loan agreements in effect at that time and any other factors deemed relevant by the Board of Directors.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA


     The following table contains certain selected consolidated financial data. There were no cash dividends or distributions made by the Company during the periods presented.


                                                       3 MONTHS
                                                      YEAR ENDED      ENDED                     YEAR ENDED MARCH 31,
                                                        DEC. 31,     MARCH 31,   -------------------------------------------------
                                                         1991          1992         1993         1994         1995         1996
                                                      ----------    ----------   ----------   ----------   ----------   ----------
                                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENTS OF OPERATIONS DATA:
Revenues                                              $   13,060    $    2,865   $   15,087   $   14,887   $   18,899   $   23,655
Cost of revenues                                           2,552           721        3,217        3,927        3,755        5,100
                                                      ----------    ----------   ----------   ----------   ----------   ----------
Gross profit                                              10,508         2,144       11,870       10,960       15,144       18,555
                                                      ----------    ----------   ----------   ----------   ----------   ----------
Operating expenses:
   Research & development                                  3,248         1,058        4,083        4,756        5,649        5,009
   Sales & marketing                                       2,667           727        3,272        3,791        5,614        8,421
   General & administrative                                3,027           819        3,583        3,786        3,330        3,899
   Special charges                                           ---           ---          ---          530          166          ---
                                                      ----------    ----------   ----------   ----------   ----------   ----------
                                                           8,942         2,604       10,938       12,863       14,759       17,329
                                                      ----------    ----------   ----------   ----------   ----------   ----------
Operating profit (loss)                                    1,566          (460)         932       (1,903)         385        1,226
                                                      ----------    ----------   ----------   ----------   ----------   ----------
Other income (expense):
   Foreign currency gain (loss), net                          (7)         (100)          25           98          293           13
   Interest (expense) income, net                           (304)          (45)        (253)        (306)        (132)         283
                                                      ----------    ----------   ----------   ----------   ----------   ----------
                                                            (311)         (145)        (228)        (208)         161          296
                                                      ----------    ----------   ----------   ----------   ----------   ----------
Earnings (loss) before income tax expense (benefit)        1,255          (605)         704       (2,111)         546        1,522
Income tax expense (benefit)                                 562          (204)         477          314         (375)         146
                                                      ----------    ----------   ----------   ----------   ----------   ----------
Net earnings (loss)                                   $      693    $     (401)  $      227   $   (2,425)  $      921   $    1,376
                                                      ----------    ----------   ----------   ----------   ----------   ----------
                                                      ----------    ----------   ----------   ----------   ----------   ----------
Net earnings(loss) per share (1)                      $     0.07    $    (0.04)  $     0.02   $    (0.25)  $     0.08   $      .11
                                                      ----------    ----------   ----------   ----------   ----------   ----------
                                                      ----------    ----------   ----------   ----------   ----------   ----------
Weighted average common & common
   equivalent shares outstanding (1)                       9,579         9,361       10,148        9,608       12,063       13,030
                                                      ----------    ----------   ----------   ----------   ----------   ----------
                                                      ----------    ----------   ----------   ----------   ----------   ----------


                                                         AS OF                               AS OF MARCH 31,
                                                        DEC. 31     --------------------------------------------------------------
                                                         1991          1992         1993         1994         1995         1996
                                                      ----------    ----------   ----------   ----------   ----------   ----------
                                                                                     (IN THOUSANDS)
BALANCE SHEET DATA:
   Cash & short-term investments                      $      185    $       47   $      188   $    2,823   $    1,516   $   12,337
   Working capital (deficit)                                (450)       (1,194)      (2,076)       1,374        1,479       13,300
   Total assets                                            7,488         6,607        8,668       11,622       12,124       24,938
   Total long-term debt (2)                                1,675         1,649        1,527        1,949        1,446        1,227
   Total shareholders' equity                              2,094         1,673        2,330        4,889        5,559       18,543

_____________________________

(1) See Note 1 of Notes to Consolidated Financial Statements for information concerning the computation of net earnings (loss) per share.

(2) Includes current installments of long-term debt and long-term portion of notes payable to banks. See Note 5 of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     THE FOLLOWING DISCUSSION PROVIDES AN ANALYSIS OF THE COMPANY'S FINANCIAL CONDITION AND RESULTS OF OPERATIONS, AND SHOULD BE READ IN CONJUNCTION WITH THE "SELECTED CONSOLIDATED FINANCIAL DATA" AND THE NOTES THERETO AND THE CONSOLIDATED FINANCIAL STATEMENTS AND THE NOTES THERETO OF THE COMPANY, AS WELL AS THE CAUTIONARY NOTE CONCERNING FORWARD-LOOKING INFORMATION WHICH APPEARS AT THE BEGINNING OF PART I.

OVERVIEW

     Microware develops, markets and supports real time operating system software and high-level language compilers used in communications, process control and factory automation, scientific research, government/defense and consumer electronics applications. Microware's product line is built around the OS-9 family of real time operating systems for advanced 16-bit and 32-bit microprocessors. The Company's OS-9 product family includes options for programming languages, networking, graphical interfaces and productivity tools. Substantially all of the Company's revenues in the last and current fiscal years have been derived from licenses and related services from the OS-9 product family.

     The Company has historically derived revenues from development licenses and run-time license royalty fees along with sales of related software productivity tools, maintenance support and custom contract engineering work. Custom contract engineering revenues are typically derived from discrete software engineering projects porting the OS-9 operating system along with customized software products. Commonly, license royalty fees follow the completion of these contracts. For financial reporting purposes, product revenues primarily consist of software licenses and software development tool products, along with license royalty fees earned. Services revenues principally consist of revenues from custom contract engineering and maintenance support agreements, along with consulting and training activity.

     A key element of the Company's long-term strategy is to focus on markets the Company anticipates will significantly increase run-time license royalty fees. Since 1992, the Company has made significant investments targeting various emerging markets including wireless personal communications, interactive and digital television, and the Internet, through the development of software modules that utilize the OS-9 operating system. DAVID development licenses and related engineering services have been sold to over 20 manufacturers of products incorporating DAVID software, for digital and interactive TV. Run-time license royalty fees, maintenance support and ongoing software engineering contract work revenues are expected to grow with the development of the digital and interactive television industries. In July 1995, the Company entered into a software license and custom contract engineering agreement with Motorola to develop modular software solutions for Motorola's personal wireless communication devices. Initial revenues will result from contract engineering services. In addition to up-front development fees and future consulting and support activities, the Company will receive a royalty for each pager or other wireless product using OS-9 sold by Motorola or its sublicensees. Motorola also acquired an equity position in the Company as part of this strategic relationship. See
Note 13 of the Notes to the Consolidated Financial Statements.

     During fiscal 1996, the Company initiated development of OS-9 extension products targeting mobile and fixed Internet/intranet access devices. As part of these efforts, the Company has licensed the Java-TM- programming environment and HotJava-TM- World Wide Web browser from Sun Microsystems, Inc. The Company is working with Sun Microsystems, Inc. and other Internet solution providers in order to extend the Company's product offerings which allow customers the ability to expand their Internet features for pagers, smart cellular telephones, personal/commercial mobile computing devices, and digital TV, along with other intelligent Internet appliances.

     The Company's operating results are subject to significant fluctuations on both a quarterly and annual basis. The Company's future operating results will depend significantly upon the emergence of the digital and interactive television industries, the development of personal wireless communication devices and the growth of the Internet, as well as the ability of the Company and its customers to successfully penetrate these targeted markets. There can be no assurance that the digital television, interactive television, wireless industries or the Internet products market will develop as anticipated, that the Company's current level of research and development spending and scope will be adequate or that the Company will be able to generate significant revenues from these markets.

RESULTS OF OPERATIONS

     AMOUNTS AND PERCENTAGE OF REVENUES: The following table sets forth, for the periods indicated, the amount and related percentage of the Company's total revenues by each line item. "Gross Profit" shown for "Product and Services Revenues" below is stated in amount and as a percentage of related revenues.


                                                                          ($ IN THOUSANDS)

                                                                 AMOUNTS AND PERCENTAGE OF REVENUES
                                          ------------------------------------------------------------------------------
                                                                        YEARS ENDED MARCH 31,
                                          ------------------------------------------------------------------------------
                                                  1994                          1995                          1996
                                          ------------------            ------------------            ------------------
Revenues:
   Product revenues                        $10,862        73%            $15,667        83%            $16,104        68%
   Services revenues                         4,025        27               3,232        17               7,551        32
                                          --------      ----            --------      ----            --------      ----
      Total revenues                        14,887       100              18,899       100              23,655       100
                                          --------      ----            --------      ----            --------      ----
Cost of revenues:
   Product                                   2,271        15               2,463        13               2,428        10
   Services                                  1,656        11               1,292         7               2,672        11
                                          --------      ----            --------      ----            --------      ----
                                             3,927        26               3,755        20               5,100        21
                                          --------      ----            --------      ----            --------      ----




      Gross profit                          10,960        74              15,144        80              18,555        79
                                          --------      ----            --------      ----            --------      ----
Operating expenses:
   Research and devlpmt.                     4,756        32               5,649        30               5,009        21
   Sales and marketing                       3,791        26               5,614        30               8,421        36
   General and admin.                        3,786        25               3,330        18               3,899        17
   Special charges                             530         4                 166         1                   -         -
                                          --------      ----            --------      ----            --------      ----
                                            12,863        87              14,759        79              17,329        74
                                          --------      ----            --------      ----            --------      ----
      Operating profit (loss)               (1,903)      (13)                385         1               1,226         5
                                          --------      ----            --------      ----            --------      ----

Other income (expense):
   Foreign currency gain, net                   98         1                 293         2                  13         *
   Interest (expense)
     income, net                              (306)       (2)               (132)        *                 283         1
                                          --------      ----            --------      ----            --------      ----
                                              (208)       (1)                161         2                 296         1
                                          --------      ----            --------      ----            --------      ----
Earnings (loss) before income
   tax expense (benefit)                    (2,111)      (14)                546         3               1,522         6
Income tax expense (benefit)                   314         2                (375)       (2)                146         1
                                          --------      ----            --------      ----            --------      ----
      Net earnings (loss)                  $(2,425)      (16)%               $92        15%             $1,376         6%
                                          --------      ----            --------      ----            --------      ----
                                          --------      ----            --------      ----            --------      ----
Gross profit:
   Product                                  $8,591        79%            $13,204        85%            $13,676        85%
   Services                                 $2,369        59%             $1,940        60%             $4,879        65%

_________________________
*Insignificant

FISCAL YEAR ENDED MARCH 31, 1996 COMPARED TO FISCAL YEAR ENDED MARCH 31, 1995

     REVENUES. Total revenues increased 25.2%, or $4.8 million from $18.9 million in fiscal 1995 to $23.7 million in fiscal 1996. Product and services revenues respectively increased 2.8%, or $437,000 from $15.7 million to $16.1 million and 133.6%, or $4.3 million, from $3.2 million to $7.6 million in fiscal 1996 as compared to the prior fiscal year. The increase in overall Company revenues principally accrues to custom contract engineering and support activity reported in services revenues. The increase in custom contract engineering revenue, from fiscal 1995 to fiscal 1996, includes approximately $2.4 million in New Media projects - primarily DAVID, and $1.8 million in customer paid porting of OS-9 product family technology to advanced microprocessors, wireless personal communication devices, along with related engineering advisory services.

     COST OF REVENUES. Cost of product revenues include direct and indirect costs for documentation, production quality (including maintaining ISO 9001 Certification), duplication of manuals and media for software products, as well as those costs related to the packaging, shipping and delivery of the product to the customer. Cost of product revenues also include amortization of capitalized software development costs. Cost of services revenues include direct and indirect costs for technical phone support, training and education, as well as custom engineering.

     Total cost of revenues increased 35.8%, or approximately $1.3 million between the fiscal years ended March 31, 1995 and 1996. Cost of product revenues remained relatively constant in amount, but decreased by 2.7% of sales from 13.0% in fiscal 1995, to 10.3% in fiscal 1996. Cost of services revenues increased by approximately $1.4 million and from 6.8% of revenues to 11.3% in fiscal 1995, as compared to fiscal 1996. Gross profit on product revenues changed by .6% from 84.3% to 84.9%, and on services revenues by 4.6% from 60.0% to 64.6% in fiscal 1995 as compared to fiscal 1996. Amortization of capitalized software development cost included in cost of product revenues amounted to $166,000 and $236,000 in fiscal 1995 and 1996, respectively.

     RESEARCH AND DEVELOPMENT. Research and development expense includes expenses associated with the development of new products and the enhancements of existing products, and consists primarily of employee salaries and related expenses. Although the Company increased its technical staff from 85 people at March 31, 1995 to 101 people at March 31, 1996, the total amount of research and development expense decreased 11.3%, or $640,000, from $5.6 million to $5.0 million in respective fiscal years. The primary reason for the decrease is due to an increase in customer funded custom contract services revenue which transfers the recording of related engineering spending into the cost of services revenue line. Between fiscal years 1995 and 1996 an approximate $1.5 million increase in engineering related expense has been charged to cost of services revenue.

     SALES AND MARKETING. Sales and marketing expense consists primarily of sales and marketing personnel related costs, including sales commissions. Sales and marketing expense also includes costs of advertising, public relations and attendance at industry trade shows. Sales and marketing expense increased by 50.0%, or $2.8 million from $5.6 million to $8.4 million, and as a percentage of revenue from 29.7% to 35.6% from fiscal 1995 to fiscal 1996. Included in the $2.8 million additional fiscal 1996 over fiscal 1995 costs are incremental costs of approximately $1.1 million in advertising and public relations/marketing consulting; $1.1 million in additional commissions and salaries; $415,000 in increased travel and trade show expense, and $175,000 in distributor/sales force termination costs.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses are primarily related to finance and administrative functions. Overall, general and administrative expenses increased $569,000 or 17.0% from $3.3 million in fiscal 1995 to $3.9 million in fiscal 1996. As a percentage of revenues, general and administrative expenses decreased from 17.6% in fiscal 1995 to 16.5% in fiscal 1996. The overall increase in spending was primarily attributable to additional personnel and associated overhead costs necessary to support the overall growth of the Company.

FISCAL YEAR ENDED MARCH 31, 1995 COMPARED TO FISCAL YEAR ENDED MARCH 31, 1994

     REVENUES. Total revenues increased 27.0%, or $4.0 million, from $14.9 million in fiscal 1994 to $18.9 million in fiscal 1995. Product revenues increased 44.2%, or $4.8 million from $10.9 million in fiscal 1994 to $15.7 million in fiscal 1995 due to both an increase of $2.6 million in DAVID license revenues and an overall increase in OS-9 product family sales. Services revenues decreased 19.7%, or $793,000 from $4.0 million in fiscal 1994 to $3.2 million in fiscal 1995. This decrease is primarily attributable to a decrease in custom contract revenues associated with the development of interactive kiosks, and occurred in spite of a 40.3% increase in maintenance support revenues from $377,000 to $529,000, and a 39.4% increase in training revenues from $523,000 to $729,000.

     COST OF REVENUES. Cost of product revenues increased from $2.3 million in fiscal 1994 to $2.5 million in fiscal 1995, but decreased as a percentage of product revenues from 20.9% to 15.7% in fiscal 1994 and 1995, respectively. The decrease in cost of product revenues as a percentage of product revenues resulted primarily from higher gross margins achieved on sales of DAVID licenses. Amortization of capitalized software development costs included in cost of product revenues amounted to $116,000 and $166,000 in fiscal 1994 and 1995, respectively. As a percentage of services revenues cost of services remained relatively constant at 41.1% and 40.0% for the fiscal years 1994 and 1995, respectively. Overall, cost of services decreased $364,000 from $1.7 million in fiscal 1994 to $1.3 million in fiscal 1995, primarily due to the completion of custom contract development work related to interactive kiosks.

     RESEARCH AND DEVELOPMENT. Research and development expenses increased $893,000 or 18.8% from $4.8 million in fiscal 1994 to $5.7 million in fiscal 1995. As a percentage of revenues, research and development expenses decreased from 31.9% in fiscal 1994 to 29.9% in fiscal 1995. The increase in absolute terms was primarily due to the addition of nine engineers and their associated costs during 1995 to assist the Company in the development of new media products.

     SALES AND MARKETING. Sales and marketing expenses increased $1.8 million, or 48.1% from $3.8 million in fiscal 1994 to $5.6 million in fiscal 1995. As a percentage of revenues, sales and marketing expenses increased from 25.5% in fiscal 1994 to 29.7% in fiscal 1995. The increase as a percentage of revenues was primarily attributable to an additional five new media sales and marketing employees, along with increased advertising and trade show attendance costs associated with DAVID development in fiscal 1995. The remaining overall dollar increase is primarily attributable to increased salaries, sales commissions and other related selling expenses resulting from the overall increase in Company revenues.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased $456,000, or 12.0% from $3.8 million in fiscal 1994, to $3.3 million in fiscal 1995. As a percentage of revenues, general and administrative expenses decreased from 25.4% in fiscal 1994 to 17.6% in fiscal 1995. The Company's administrative expenses for its Japanese operations decreased approximately $665,000 (See "Special Charges" below). Off-setting this decrease was an increase in general and administrative expenses in the U.S. attributable to additional personnel and associated overhead costs necessary to support the overall growth in the Company's operations.

     SPECIAL CHARGES. During the fiscal years ended March 31, 1994 and 1995, the Company recorded nonrecurring special charges in Japan of $530,000 and $166,000, respectively. Fiscal 1994 charges related primarily to the write-off of inventory due to a restructuring of operations and severance and related benefits for the termination of certain employees in Japan. Fiscal 1995 charges related primarily to employee severance and related benefits for resizing the operations in Japan.

     PROVISION FOR INCOME TAXES. The Company's consolidated tax expense (benefit) amounted to $314,000 and ($375,000) in fiscal 1994 and fiscal 1995, respectively. The overall tax benefit in fiscal 1995 resulted primarily from the Company utilizing foreign net operating loss carry-forwards, and reducing its valuation allowance on deferred tax assets related to net operating losses of its foreign subsidiaries in the fourth quarter of fiscal 1995. At March 31, 1995, the Company had deferred tax assets of $1.9 million recorded related to foreign net operating loss carry-forwards. A valuation allowance of $1.6 million has been set up by the Company primarily to offset the gross deferred tax assets created by the foreign net operating loss carry-forwards.
Utilization of the foreign net operating losses is dependent upon future taxable income generated in the respective foreign operations.

QUARTERLY RESULTS OF OPERATIONS
     The following tables set forth unaudited consolidated results of operations data for each quarter in fiscal 1995 and 1996, as well as the percentage of the Company's total revenues represented by each item. The unaudited consolidated statements have been prepared on the same basis as the audited consolidated financial statements contained herein. They include all adjustments, consisting only of normal recurring adjustments that the Company considers necessary to present fairly this information when read in conjunction with the Company's annual audited Consolidated Financial Statements and Notes thereto appearing in
Item 8 of this Form 10-K. The Company's operating results for any one quarter are not necessarily indicative of results for any future period.


                                                              (IN THOUSANDS)
                                                               QUARTER ENDED

STATEMENT OF OPERATIONS DATA:     JUNE 30   SEPT 30   DEC. 31   MAR. 31   JUNE 30   SEPT 30   DEC. 31   MAR. 31
- -----------------------------      -----    -------   -------   -------   -------   -------   -------   -------
                                   1994      1994      1994      1995      1995      1995      1995      1996
                                   -----     -----     -----     -----     -----     -----     -----     -----
Revenues                          $3,576    $4,683    $5,339    $5,301    $4,768    $6,388    $5,717    $6,782
Cost of revenues                     995       979       836       945       891     1,440     1,294    (1,475)
                                   -----     -----     -----     -----     -----     -----     -----     -----
Gross profit                       2,581     3,704     4,503     4,356     3,877     4,948     4,423     5,307
                                   -----     -----     -----     -----     -----     -----     -----     -----
Operating expenses:
   Research & development          1,190     1,264     1,365     1,830     1,283     1,304     1,204     1,218
   Sales & marketing               1,131     1,232    `1,398     1,853     1,759     1,811     2,101     2,750
   General & administrative          729       995       804       802       975     1,133       875       916
   Special charges                   166     -----     -----     -----     -----     -----     -----     -----
                                   -----     -----     -----     -----     -----     -----     -----     -----
                                   3,216     3,491     3,567     4,485     4,017     4,248     4,180     4,884
                                   -----     -----     -----     -----     -----     -----     -----     -----

Operating profit (loss)             (635)      213       936      (129)     (140)      700       243       423
                                   -----     -----     -----     -----     -----     -----     -----     -----
Other income (expense):
   Foreign currency gain
      (loss), net                    173        24       (84)      180     -----        83       (45)      (25)
   Interest (expense)
      income, net                    (38)      (32)      (34)      (28)      (29)       50       156       106
                                   -----     -----     -----     -----     -----     -----     -----     -----
                                     135        (8)     (118)      152       (29)      133       111        81
                                   -----     -----     -----     -----     -----     -----     -----     -----

Earnings (loss) before
   income taxes                     (500)      205       818        23      (169)      833       354       504
Income tax expense (benefit)        (171)      (91)       76      (189)       30        55        38        23
                                   -----     -----     -----     -----     -----     -----     -----     -----
Net earnings (loss)                ($329)     $296      $742      $212     ($199)     $778      $316      $481
                                   -----     -----     -----     -----     -----     -----     -----     -----
                                   -----     -----     -----     -----     -----     -----     -----     -----


                                                              (IN THOUSANDS)
                                                               QUARTER ENDED

PERCENTAGE OF REVENUE:            JUNE 30   SEPT 30   DEC. 31   MAR. 31   JUNE 30   SEPT 30   DEC. 31   MAR. 31
- ----------------------             -----    -------   -------   -------   -------   -------   -------   -------
                                   1994      1994      1994      1995      1995      1995      1995      1996
                                   -----     -----     -----     -----     -----     -----     -----     -----
Revenues                          100.0%    100.0%    100.0%    100.0%    100.0%    100.0%    100.0%    100.0%
Cost of revenues                   27.8%     20.9%     15.7%     17.8%     18.7%     22.5%     22.6%     21.7%
                                   -----     -----     -----     -----     -----     -----     -----     -----
Gross profit                       72.2%     79.1%     84.3%     82.2%     81.3%     77.5%     77.4%     78.3%
                                   -----     -----     -----     -----     -----     -----     -----     -----
Operating expenses:
   Research & development          33.3%     27.0%     25.6%     34.5%     26.9%     20.4%     21.0%     18.0%
   Sales & marketing               31.6%     26.3%     26.2%     35.0%     36.9%     28.4%     36.8%     40.5%
   General & administrative        20.4%     21.3%     15.0%     15.1%     20.4%     17.7%     15.3%     13.5%
   Special  charges                 4.7%     -----     -----     -----     -----     -----     -----     -----
                                   -----     -----     -----     -----     -----     -----     -----     -----
                                   90.0%     74.6%     66.8%     84.6%     84.2%     66.5%     73.1%     72.0%
                                   -----     -----     -----     -----     -----     -----     -----     -----
Operating profit (loss)           (17.8%)     4.5%     17.5%     (2.4%)    (2.9%)    11.0%      4.3%      6.3%


Other income (expense):
  Foreign currency gain
     (loss), net                    4.8%      0.5%     (1.6%)     3.3%         -      1.3%     (0.8%)    (0.4%)
  Interest (expense) income, net   (1.0%)    (0.6%)    (0.6%)    (0.5%)    (0.6%)     0.7%      2.7%      1.6%
                                   -----     -----     -----     -----     -----     -----     -----     -----
                                    3.8%     (0.1%)    (2.2%)     2.8%     (0.6%)     2.0%      1.9%      1.2%
                                   -----     -----     -----     -----     -----     -----     -----     -----

Earnings (loss) before
  income taxes                    (14.0%)     4.4%     15.3%      0.4%     (3.5%)    13.0%      6.2%      7.5%

Income tax expense (benefit)       (4.8%)    (1.9%)     1.4%     (3.6%)     0.7%      0.8%      0.7%      0.4%
                                   -----     -----     -----     -----     -----     -----     -----     -----
Net earnings (loss)                (9.2%)     6.3%     13.9%      4.0%     (4.2%)    12.2%      5.5%      7.1%
                                   -----     -----     -----     -----     -----     -----     -----     -----
                                   -----     -----     -----     -----     -----     -----     -----     -----

     The Company's revenues and operating results have varied substantially from quarter to quarter and should not be relied upon as an indication of future performance. The Company believes its revenues may fluctuate from quarter to quarter upon such factors as new product introductions by the Company or others, seasonality of customer buying patterns, the Company's sales commission plan, renewal of product licenses by customers, product development expenses, changes in the Company and competitors' pricing policies, the timing of significant orders, the mix of international versus domestic revenues, currency fluctuations, the existence of product errors and the hiring and training of additional staff. Furthermore, delays in closing product licensing transactions or in completion of custom contract engineering work during any quarter could cause quarterly revenues and net income for that quarter to fall below anticipated levels. In addition, a significant portion of the Company's operating expenses is relatively fixed, since personnel levels and other expenses are based upon anticipated revenues.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has historically funded its operations primarily through cash flow from operations, the private sale of common and preferred stock and to a lesser extent long-term debt. At March 31, 1996, the Company had approximately $13,300,000 in working capital and $12,337,000 in cash and short-term investments as compared to $1,479,000 in working capital and $1,516,000 in cash and short-term investments at March 31, 1995. The increase in working capital and cash and short-term investments resulted from the Company entering into a Stock and Warrant Purchase Agreement with Motorola, on July 31, 1995. See Note 13 of Notes to Consolidated Financial Statements.

     The Company completed an initial public offering, effective April 2, 1996, selling 2,000,000 shares of Common Stock newly issued by the Company and 500,000 shares offered by selling shareholders. The net proceeds to the Company from the sale of the 2,000,000 shares of Common Stock is estimated to be approximately $18,000,000 after deducting underwriting discounts and commissions and estimated offering expenses. The prices for Microware's Common Stock may fluctuate widely in the future due to actual or anticipated variations in the Company's operating results, announcements of technical innovations or new products or the services by the Company or its competitors, changes in earnings estimates by securities analysts and other factors, including changes in conditions of the software and other technology industries in general.

     Cash (used in) provided by operating activities amounted to ($642,000), $480,000 and $1,068,000 for fiscal years 1994, 1995 and 1996, respectively. The $1,122,000 difference in cash provided by (used in) operating activities in fiscal 1994, as compared to fiscal 1995 was primarily due to a change in net earnings (loss) from ($2,425,000) to $921,000 and net changes in other reconciling items of ($2,224,000). The $588,000 difference in cash provided by operating activities in fiscal 1995, as compared to fiscal 1996 was primarily due to a change in net earnings from $921,000 to $1,376,000 and net changes in other reconciling items of $133,000.

     Cash used in investing activities was $414,000, $823,000 and $1,301,000, for fiscal years 1994, 1995 and 1996, respectively. These uses of cash were related primarily to the purchase of computer and research equipment and furniture and fixtures. On May 9, 1996, the Company purchased approximately
17.5 acres of land for approximately $2.1 million, on which the Company intends to construct an office building accommodating 88,000 square feet of office space at an estimated cost of approximately $9 million.

     Cash provided by (used in) financing activities was $3,680,000, ($548,000) and $11,211,000 for fiscal years 1994, 1995 and 1996, respectively. The increase in cash from financing activities in fiscal 1994 was primarily due to the issuance of $5.0 million of Series A Preferred Stock in order to balance the Company's cash needs. The increase in cash from financing activities in fiscal 1996 was primarily due to the issuance of $12.1 million of Common Stock.

     As of March 31, 1996, the Company had approximately $1,227,000 of long term debt, including current portion, outstanding relating to its headquarters building. The notes bear interest between 7.5% and 10.528%. See Note 5 of Notes to Consolidated Financial Statements.

     Management believes the proceeds from its stock offering, together with current working capital, cash flow expected from operations, and its $1.0 million bank line of credit will be adequate to meet the Company's future working capital, new product development and capital expenditure requirements at least through fiscal 1997. The Company may use a portion of the net proceeds from this offering to acquire businesses and/or products complementary to the Company's business, or otherwise obtain the right to use complementary technologies, although there can be no assurance that any such acquisitions will be made.

     Management does not believe that inflation has historically had a material effect on the Company's results of operations. Many of the Company's international contracts are denominated in local currencies, and an increase in the relative value of the dollar against such currencies would lead to a reduction in Company revenues. The Company attempts to minimize its foreign currency exposure through keeping intercompany balances current and minimizing assets in any one currency denomination. However, foreign currency sales are not specifically hedged and there can be no assurance that the Company's future results of operations will not be adversely affected by currency fluctuations.

ACCOUNTING POLICIES

     In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"), which is effective for fiscal years beginning after December 15, 1995. SFAS 121 addresses the accounting for potential impairment of long-lived assets. The effect of implementing

SFAS 121 is expected to be immaterial to the Company's financial position and results of operations.

     In October 1995, the FASB issued Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123, which is effective for fiscal years beginning after December 15, 1995, establishes financial accounting and reporting requirements for stock-based employee compensation plans. The effect of implementing SFAS 123 is expected to be immaterial to the Company's financial position and results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is contained in the financial statements set forth in Item 14(a) under the caption "Consolidated Financial Statements."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

PART III

ITEMS 10-13

The response to Items 10, 11, 12, and 13 are incorporated by reference to the information concerning the applicable subjects in the Company's Proxy Statement for the 1996 Annual Meeting of Shareholders, to be filed no later than 120 days following March 31, 1996.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULE, AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this report:

1. Consolidated Financial Statements

The following are included herein:
  Independent Auditors' Report
  Consolidated Balance Sheets as of March 31 1995 and 1996
  Consolidated Statements of Operations for the three years ended March 31, 1996 Consolidated Statements of Shareholders' Equity for the three years ended
    March 31, 1996
  Consolidated Statements of Cash Flows for the three years ended March 31, 1996 Notes to Consolidated Financial Statements


2. Exhibits. The following are filed herewith or are incorporated by reference to exhibits previously filed with the Commission:


EXHIBIT NO.                        DESCRIPTION

- --------------------------------------------------------------------------------

3.1    Restated and Amended Articles of Incorporation of the Company, filed as
       Exhibit 3.1(a) to Pre-Effective Amendment No. 3 to the Company's Registration Statement on Form S-1, Reg. No. 33-99160, and hereby incorporated by reference.
3.2 Restated and Amended Bylaws of the Company, filed as Exhibit 3.2(a) to Pre-Effective Amendment No. 3 to the Company's Registration Statement on Form S-1, Reg. No. 33-99160, and hereby incorporated by reference.
4.1    Articles of Incorporation and Bylaws of the Company (included in
       Exhibits 3.1 and 3.2).
10.1 Stock and Warrant Purchase Agreement between the Company and Motorola, Inc. dated July 31, 1995, including Form of Warrant, filed as Exhibit
       10.1 to the Company's Registration Statement on Form S-1, Reg. No. 33-99160, and hereby incorporated by reference.
10.2 Shareholder Agreement among the Company, Kenneth B. Kaplan, and Motorola, Inc. dated July 31, 1995, filed as Exhibit 10.2 to the Company's Registration Statement on Form S-1, Reg. No. 33-99160, and hereby incorporated by reference.
10.3 Agreement among the Company, Kenneth B. Kaplan, Lawrence A. Crane, and the 1994 Series A Preferred Stock holders dated March 11, 1996, filed as
       Exhibit 10.18 to Pre-Effective Amendment No. 3 to the Company's Registration Statement on Form S-1, Reg. No. 33-99160, and hereby incorporated by reference.
10.4 Software Development and License Agreement between the Company and Motorola, Inc., filed as Exhibit 10.17 to Pre-Effective Amendment No. 3 to the Company's Registration Statement on Form S-1, Reg. No. 33-99160, and hereby incorporated by reference.
10.5 1989 Stock Option Plan of the Company, filed as Exhibit 10.5 to the Company's Registration Statement on Form S-1, Reg. No. 33-99160, and hereby incorporated by reference.
10.6 1991 Stock Option Plan of the Company, filed as Exhibit 10.6 to the Company's Registration Statement on Form S-1, Reg. No. 33-99160, and hereby incorporated by reference.
10.7 1992 Stock Option Plan of the Company, filed as Exhibit 10.7 to the Company's Registration Statement on Form S-1, Reg. No. 33-99160, and hereby incorporated by reference.
10.8 1995 Stock Option Plan of the Company, filed as Exhibit 10.8 to the Company's Registration Statement on Form S-1, Reg. No. 33-99160, and hereby incorporated by reference.
10.9 401(k) Plan of the Company, filed as Exhibit 10.9 to the Company's Registration Statement on Form S-1, Reg. No. 33-99160, and hereby incorporated by reference.
10.10  Non-Contributory Profit Sharing Plan of the Company, filed as Exhibit
       10.10 to the Company's Registration Statement on Form S-1, Reg. No. 33-99160, and hereby incorporated by reference.
10.11 Credit Agreement between the Company and Norwest Bank Iowa, National Association dated October 20, 1995, including Commercial Note Agreement, filed as Exhibit 10.11 to the Company's Registration Statement on
       Form S-1, Reg. No. 33-99160, and hereby incorporated by reference.
10.12 Lease Agreement between the Company and RW III Partnership dated October 10, 1995, filed as Exhibit 10.13 to the Company's Registration Statement on Form S-1, Reg. No. 33-99160, and hereby incorporated by reference.
10.13 Mortgage and related documents between the Company and Brenton Bank, N.A., dated December 10, 1993, filed as Exhibit 10.14 to the Company's Registration Statement on Form S-1, Reg. No. 33-99160, and hereby incorporated by reference.
10.14 Mortgage between the Company and the Iowa Business Growth Company, dated February 24, 1987, filed as Exhibit 10.15 to the Company's Registration Statement on Form S-1, Reg. No. 33-99160, and hereby incorporated by reference.
10.15  Real Estate Purchase Agreement between Charles I. Colby, Jr. and Patricia
       E. Colby, Sellers, and Mid-America Investment Co., Buyer, dated November 21, 1995, with amendments, and Assignment and Conveyance of Interest from Mid-America Investment Co. to the Company, dated May 9, 1996.
10.16  Real Estate Purchase Agreement between Charles I. Colby, III and Victoria
       R. Colby, Sellers, and Mid-America Investment Co., Buyer, dated November 21, 1995, with amendments, and Assignment and Conveyance of Interest from Mid-America Investment Co. to the Company, dated May 9, 1996.
10.17  Real Estate Purchase Agreement between Mid-America Investment Co.
       and the Company dated May 9, 1996.
21.1 Subsidiaries of the Registrant, filed as Exhibit 21.1 to the Company's Registration Statement on Form S-1, Reg. No. 33-99160, and hereby incorporated by reference.
27     Financial Data Schedule (EDGAR version only).

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the last quarter of fiscal year 1996.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto authorized, on the 28th day of June, 1996.

                                        MICROWARE SYSTEMS CORPORATION,
                                           AN IOWA CORPORATION


                                        By:  /s/ Kenneth B. Kaplan
                                             --------------------------------
                                             Kenneth B. Kaplan, President and
                                             Chief Executive Officer

       KNOW ALL PERSONS BY THESE PRESENTS, that the undersigned directors and officers of Microware Systems Corporation, an Iowa corporation, which is filing an Annual Report on Form 10-K with the Securities and Exchange Commission, under the provisions of the Securities Exchange Act of 1934 as amended, hereby constitute and appoint Kenneth B. Kaplan, George J. Barry, Lawrence A. Crane and Arthur Don and each of them, each of their true and lawful attorneys-in-fact and agents; with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign such and any or all amendments to the report to be filed with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all interests and purposes as each of them might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

       Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.



       SIGNATURE                     TITLE                           DATE
       ---------                     -----                           ----

                            Chairman, President & Chief
/s/ Kenneth B. Kaplan       Executive Officer (Principal
- -------------------------   Executive Officer)                    June 25, 1996
    Kenneth B. Kaplan

                            Chief Financial Officer,
                            Executive  Vice President -
/s/ George J. Barry         Financial & Treasurer (Principal
- -------------------------   Financial & Accounting Officer        June 25, 1996
    George J. Barry

/s/ Lawrence A. Crane       Executive Vice President,
- -------------------------   Secretary & Director                  June 27, 1996
    Lawrence A. Crane

       SIGNATURE                     TITLE                           DATE
       ---------                     -----                           ----


/s/ Charles R. Ball         Executive Vice President &
- -------------------------   Director                              June 26, 1996
    Charles R. Ball

/s/ Arthur Don
- -------------------------
    Arthur Don              Director                              June 25, 1996


/s/ James A. Gordon
- -------------------------
    James A. Gordon         Director                              June 23, 1996


/s/ Robert L. Growney
- -------------------------
    Robert L. Growney       Director                              June 25, 1996


/s/ Daniel P. Howell
- -------------------------
    Daniel P. Howell        Director                              June 24, 1996


/s/ Dennis E. Young
- -------------------------
    Dennis E. Young         Director                              June 23, 1996

                           INDEPENDENT AUDITORS' REPORT



Board of Directors
Microware Systems Corporation:

    We have audited the accompanying consolidated balance sheets of Microware Systems Corporation and subsidiaries as of March 31, 1995 and 1996 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended March 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Microware Systems Corporation and subsidiaries at March 31, 1995 and 1996 and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 1996, in conformity with generally accepted accounting principles.



                                                          KPMG PEAT MARWICK LLP

Des Moines, Iowa
May 2, 1996, except as to the last paragraph of note 15 which is as of May 9, 1996

                    MICROWARE SYSTEMS CORPORATION AND SUBSIDIARIES
                             Consolidated Balance Sheets
                      ($ in thousands, except per share amounts)

                                                 March 31,
                                         -----------------------
                        Assets              1995           1996
                         ------              ----           ----
Current assets:
  Cash and short-term investments        $  1,516      $  12,337
  Trade receivables, net of allowance
    for doubtful accounts of $78
    and $366 (notes 2 and 4)                3,998          4,946
  Income taxes receivable                     322            211
  Inventories (note 4)                         42             39
  Prepaid expenses and other current
    assets                                    315            226
  Deferred tax assets (note 6)                277            518
                                         --------      ---------
      Total current assets                  6,470         18,277
                                         --------      ---------
Property and equipment, net (notes 3
  and 5)                                    3,665          4,002
                                         --------      ---------

Other assets:
  Intangible assets, net of amortization
     (notes 1 and 4)                          916          1,228
  Deposits and other (note 4)               1,073          1,431
                                         --------      ---------
      Total other assets                    1,989          2,659
                                         --------      ---------
                                         $ 12,124      $  24,938
                                         --------      ---------
                                         --------      ---------


See accompanying notes to consolidated financial statements.

                    MICROWARE SYSTEMS CORPORATION AND SUBSIDIARIES
                             Consolidated Balance Sheets
                      ($ in thousands, except per share amounts)

                                                March 31,
              Liabilities and            -----------------------
            Shareholders' Equity           1995           1996
            --------------------           ----           ----

Current liabilities:
  Notes payable to banks (note 4)        $  1,007      $     873
  Current installments of long-term
    debt (note 5)                              46             39
  Accounts payable                          1,209          1,665
  Accrued expenses                          1,779          1,361
  Deferred revenues                           772            888
  Income taxes payable                        178            151
                                         --------      ---------
      Total current liabilities             4,991          4,977
Long-term debt, less current
  installments (note 5)                     1,400          1,188
Deferred income taxes (note 6)                174            230
                                         --------      ---------
      Total liabilities                     6,565          6,395
                                         --------      ---------

Shareholders' equity (notes 7, 8,
  13 and 15):
  Series A preferred stock, $14.71 par
    value; 340,000 shares authorized;
    340,000 shares issued and
    outstanding                             5,001          5,001
  Series I preferred stock, no par
    value; 500,000 shares authorized;
    none issued or outstanding                 --             --
  Common stock, voting, no par
    value; 50,000,000 shares authorized;
    8,909,320 and 10,439,552 shares
    issued; 8,684,220 and 10,214,452
    shares outstanding                      1,052         13,094
  Retained earnings                           284          1,660
  Cumulative adjustment from
    foreign currency translation               (1)          (435)
                                         --------      ---------
                                            6,336         19,320

  Less cost of common shares acquired
    for the treasury, 225,100 and
    225,100 shares                            777            777
                                         --------      ---------
      Total shareholders' equity            5,559         18,543
                                         --------      ---------
  Commitments (note 14)

                                         $ 12,124       $ 24,938
                                         --------      ---------
                                         --------      ---------


See accompanying notes to consolidated financial statements.

                    MICROWARE SYSTEMS CORPORATION AND SUBSIDIARIES
                        Consolidated Statements of Operations
                      ($ in thousands, except per share amounts)

                                               Years ended March 31,
                                    ---------------------------------------
                                        1994           1995           1996
                                        ----           ----           ----

Revenues (notes 2 and 10):
   Product                          $  10,862      $  15,667      $  16,104
   Services                             4,025          3,232          7,551
                                    ---------      ---------      ---------
                                       14,887         18,899         23,655
                                    ---------      ---------      ---------
Cost of revenues:
   Product                              2,271          2,463          2,428
   Services                             1,656          1,292          2,672
                                    ---------      ---------      ---------
                                        3,927          3,755          5,100
                                    ---------      ---------      ---------
        Gross profit                   10,960         15,144         18,555
                                    ---------      ---------      ---------
Operating expenses:
   Research and development             4,756          5,649          5,009
   Sales and marketing                  3,791          5,614          8,421
   General and administrative           3,786          3,330          3,899
   Special charges (note 2)               530            166             --
                                    ---------      ---------      ---------
                                       12,863         14,759         17,329
                                    ---------      ---------      ---------
        Operating (loss) profit        (1,903)           385          1,226
                                    ---------      ---------      ---------
Other income (expense):
   Foreign currency gain, net              98            293             13
   Interest expense                      (319)          (162)          (151)
   Interest income                         13             30            434
                                    ---------      ---------      ---------
                                         (208)           161            296
                                    ---------      ---------      ---------
        (Loss) earnings before
          income tax expense
          (benefit)                    (2,111)           546          1,522
Income tax expense (benefit)
  (note 6)                                314           (375)           146
                                    ---------      ---------      ---------
        Net (loss) earnings
          (note 10)                 $  (2,425)     $     921      $   1,376
                                    ---------      ---------      ---------
                                    ---------      ---------      ---------
Net (loss) earnings per share       $    (.25)     $     .08      $     .11
                                    ---------      ---------      ---------
                                    ---------      ---------      ---------
Weighted average common and
  common equivalent shares
  outstanding                       9,608,470     12,063,099     13,029,611
                                    ---------      ---------      ---------
                                    ---------      ---------      ---------

See accompanying notes to consolidated financial statements.

                    MICROWARE SYSTEMS CORPORATION AND SUBSIDIARIES

                   Consolidated Statements of Shareholders' Equity

                                   ($ in thousands)


                                                                                 Cumulative
                                                                                 adjustment
                                                                                   from
                                                                   Retained       foreign                          Total
                                      Preferred       Common       earnings       currency        Treasury     shareholders'
                                        stock         stock        (deficit)     translation        stock          equity
                                        -----         -----        ---------     -----------        -----          ------
Balance at March 31, 1993             $     -        $ 1,038        $ 1,830         $  140         $ (678)      $  2,330

Issuance of common shares
  of stock to profit sharing plan           -              3             (1)             -            147            149
Purchase of common shares of stock
  at cost                                   -              -              -              -           (153)          (153)
Issuance of common shares of stock
  to employee                               -             11              -              -             18             29
Issuance of preferred shares of stock   5,001              -              -              -              -          5,001
Legal fees incurred for issuance
  of preferred shares of stock              -              -            (41)             -              -            (41)
Net loss                                    -              -         (2,425)             -              -         (2,425)
Current translation adjustment              -              -              -             (1)             -             (1)
                                      -------        -------        -------         ------         ------       --------

Balance at March 31, 1994               5,001          1,052           (637)           139           (666)         4,889
Purchase of common shares of stock
  at cost                                   -              -              -              -           (111)          (111)
Net earnings                                -              -            921              -              -            921
Current translation adjustment              -              -              -           (140)             -           (140)
                                      -------        -------        -------         ------         ------       --------

Balance at March 31, 1995               5,001          1,052            284             (1)          (777)         5,559
Issuance of common shares of stock          -         12,104              -              -              -         12,104
Legal and other fees incurred for
  issuance of common shares of stock        -            (62)             -              -              -            (62)
Net earnings                                -              -          1,376              -              -          1,376
Current translation adjustment              -              -              -           (434)             -           (434)
                                      -------        -------        -------         ------         ------       --------
Balance at March 31, 1996             $ 5,001        $13,094        $ 1,660         $ (435)        $ (777)      $(18,543)
                                      -------        -------        -------         ------         ------       --------
                                      -------        -------        -------         ------         ------       --------



See accompanying notes to consolidated financial statements.

                    MICROWARE SYSTEMS CORPORATION AND SUBSIDIARIES

                        Consolidated Statements of Cash Flows

                                   ($ in thousands)

                                               Years ended March 31,
                                     --------------------------------------
                                        1994           1995           1996
                                        ----           ----           ----

Cash flows from operating
  activities:
   Net (loss) earnings                $(2,425)     $     921      $   1,376
   Adjustments to reconcile net
     (loss) earnings to net cash
     (used in) provided by
     operating activities:
      Depreciation and amortization       993            976          1,273
      Loss on sale of property and
        equipment                           -            128             23
      Deferred income taxes               174           (319)          (185)
      Increase in trade
        receivables, net                 (184)        (1,058)        (1,248)
      Decrease (increase) in
        income taxes receivable            66           (292)           111
      Decrease in inventories             284             49              3
      (Increase) decrease in other
        current assets                    (72)          (135)            69
      (Increase) decrease in
        other assets                     (442)            75           (726)
      (Increase) decrease in
        accounts payable                  549           (664)           547
      Increase (decrease) in
        accrued expenses                  363            617           (333)
      Increase in deferred revenue         69            138            164
      (Decrease) increase in income
        taxes payable                     (17)            44             (6)
                                      -------      ---------      ---------

      Net cash (used in) provided by
        operating activities             (642)           480          1,068
                                      -------      ---------      ---------

Cash flows from investing activities:
   Capital expenditures                  (414)          (841)        (1,320)
   Proceeds from sale of property
     and equipment                          -             18             19
                                      -------      ---------      ---------
      Net cash used in investing
        activities                       (414)          (823)        (1,301)
                                      -------      ---------      ---------
Cash flows from financing activities:
   Proceeds from issuance of notes
     payable to banks                   1,837          2,667          3,142
   Principal payments on notes
     payable to banks and long-term
     debt                              (2,977)        (3,099)        (3,406)
   Principal payments under
     capital lease obligations            (16)            (5)             -
   Purchase of treasury shares of
     stock                               (153)          (111)             -
   Proceeds on issuance of
     preferred shares of stock          5,001              -              -
   Legal and other fees incurred for
     issuance of preferred and
     common shares of stock               (41)             -            (62)
   Proceeds on issuance of common
     shares of stock                        -              -         12,104
   Options exercised by employee           29              -              -
   Deferred offering costs                  -              -           (567)
                                      -------      ---------      ---------

      Net cash provided by (used in)
        financing activities            3,680           (548)        11,211
                                      -------      ---------      ---------

                                        2,624           (891)        10,978
Effect of foreign currency exchange
  rate changes on cash                     11           (416)          (157)
                                      -------      ---------      ---------
      Net increase (decrease) in
        cash and short-term
        investments                     2,635         (1,307)        10,821
Cash and short-term investments at
  beginning of year                       188          2,823          1,516
                                      -------      ---------      ---------
Cash and short-term investments
  at end of year                      $ 2,823       $  1,516       $ 12,337
                                      -------      ---------      ---------
                                      -------      ---------      ---------


See accompanying notes to consolidated financial statements.

                    MICROWARE SYSTEMS CORPORATION AND SUBSIDIARIES

                      Notes to Consolidated Financial Statements

                      ($ in thousands, except per share amounts)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RELATED MATTERS

    PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the financial statements of Microware Systems Corporation (Microware) and its subsidiaries (the Company):
Microware Systems (U.K.) Limited; Microware Systems K.K.; MSC Toolco, Inc.; Microware Systems France S.A.R.L.; and MicroMall, Inc.. All significant intercompany balances and transactions have been eliminated in consolidation.

    NATURE OF BUSINESS

    The Company develops and markets operating system software and high-level language compilers used in industrial automation, communications, scientific research, and consumer electronics applications. The Company's operations are primarily conducted in North America, Japan and Europe.

    TRANSLATION OF FOREIGN FINANCIAL STATEMENTS

    All assets and liabilities in the balance sheets of foreign subsidiaries whose functional currency is other than the U.S. dollar are translated at year-end exchange rates. Income and expense items are translated at the average exchange rate for the year. Translation gains and losses are not included in determining net earnings but are accumulated as a separate component of shareholders' equity. Foreign currency transaction gains and losses are included in determining net earnings.

    USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

    CASH AND SHORT-TERM INVESTMENTS

    Short-term investments consist of money market accounts, a United States treasury fund and 90-day United States treasury bills of approximately $900 and $11,900 at March 31, 1995 and 1996, respectively.

    INVENTORIES

    Inventories are composed primarily of user manuals and software media production materials and are stated at the lower of cost or market on a first-in, first-out basis. Additionally, inventories include costs incurred to develop customized software under certain consulting agreements in progress.

    PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost and are depreciated on straight-line methods with estimated useful lives of 5 to 30 years for building and improvements and 3 to 5 years for furniture, fixtures, and equipment and research and development equipment.

                    MICROWARE SYSTEMS CORPORATION AND SUBSIDIARIES

                      ($ in thousands, except per share amounts)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RELATED MATTERS, CONTINUED

    INTANGIBLE ASSETS

    The balance of intangible assets as of March 31, 1995 and 1996 consisted of the following:

                                                    1995
                                    ---------------------------------------
                                                 Accumulated
                                      Cost       amortization        Net
                                      ----       ------------        ---
Capitalized software
    development costs               $    701       $    300       $    401
Goodwill                                 901            608            293
Patents, copyrights, and other           543            321            222
                                    --------       --------       --------
                                    $  2,145       $  1,229       $    916
                                    --------       --------       --------
                                    --------       --------       --------

                                                     1996
                                    ---------------------------------------
                                                 Accumulated
                                      Cost       amortization        Net
                                      ----       ------------        ---
Capitalized software
    development costs               $  1,292       $    536       $    756
Goodwill                                 789            547            242
Patents, copyrights, and other           624            394            230
                                    --------       --------       --------
                                    $  2,705       $  1,477       $  1,228
                                    --------       --------       --------
                                    --------       --------       --------

    The Company capitalizes certain costs incurred in the production of computer software once technological feasibility of the product to be marketed has been established. Costs incurred prior to technological feasibility are expensed as research and development costs. Capitalization of these costs ceases when the product is considered available for general release to customers.

    Amortization of capitalized software development costs is calculated as the greater of the ratio that current revenues bear to estimated future revenues or the straight-line method over the expected product life cycle of three years. Amortization of capitalized software development costs amounted to $116, $166, and $236 for the years ended March 31, 1994, 1995, and 1996, respectively.

    Goodwill and patents, copyrights, and other are being amortized over 5 to 15 year periods on the straight-line method. The Company assesses the recoverability of goodwill through analysis of undiscounted cash flows.

    INVESTMENT IN OPTIMAGE INTERACTIVE SERVICES COMPANY, L.P. (OPTIMAGE)

    The Company had a 20 percent interest in OptImage, a limited partnership. The Company carried the investment at zero at March 31, 1994 and 1995. In April 1995, the Company sold its interest to the General Partner of OptImage for $100.

                  MICROWARE SYSTEMS CORPORATION AND SUBSIDIARIES

                    ($ in thousands, except per share amounts)

 (1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RELATED MATTERS, CONTINUED

    ADVERTISING

    Advertising costs incurred for the years ended March 31, 1994, 1995, and 1996 were $526, $539, and $1,277, respectively.

    REVENUES RECOGNITION

    Product revenues primarily consist of software licenses and development tool products sold and royalties earned from equipment distributors. Software license fees are recognized as revenues upon contract signing and shipment of the software master copy. Sales of development tool products are recognized as revenues upon shipment. Royalties earned from equipment distributors are recognized as revenues when reported by the equipment distributors.

    Service revenues are derived primarily from custom contract engineering, postcontract customer support (maintenance) agreements, and training and consulting services. Revenues from custom contract engineering are recognized using the percentage of completion method. Maintenance revenues, including maintenance bundled with software license fees, are recognized ratably over the term of the related agreements. Revenues from training and consulting services are recognized as the services are rendered.

    INCOME TAXES

    The Company accounts for income taxes under the provisions of the Financial Accounting Standards Board's Statement No. 109 (SFAS 109), "Accounting for Income Taxes," which requires the use of the asset and liability method of accounting for deferred income taxes. Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

                    MICROWARE SYSTEMS CORPORATION AND SUBSIDIARIES

                      ($ in thousands, except per share amounts)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RELATED MATTERS, CONTINUED

    COMPUTATION OF NET EARNINGS (LOSS) PER SHARE

    Net earnings (loss) per share is based on the weighted average number of common and dilutive common equivalent shares (common stock options and warrants using the treasury stock method) and convertible preferred stock (as if converted to common stock on the original date of issuance) outstanding during the periods presented. As of March 31, 1996, there were no established market prices for the common stock of the Company. The market prices used in the computation of net earnings (loss) per share were average values calculated from the annual appraisals of the Company's common shares of stock performed by independent appraisers. Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, all stock issued and warrants and options to purchase shares of common stock granted by the Company at a price less than the initial filing price during the twelve months preceding the initial public offering date (using the treasury stock method) have been included in the computation of common and common equivalent shares as if they were outstanding for all periods presented.

    FAIR VALUE OF FINANCIAL INSTRUMENTS

    Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments," requires the Company to disclose the estimated fair values for its financial instruments. Fair value estimates, methods, and assumptions are set forth below:

    CASH AND SHORT-TERM INVESTMENTS, TRADE RECEIVABLES, NOTES PAYABLE TO BANKS, ACCOUNTS PAYABLE AND ACCRUED EXPENSES

    The carrying amount approximates the estimated fair value due to the short-term nature of those instruments.

    LONG-TERM DEBT

    Rates currently available to the Company for such borrowings with similar terms and remaining maturities are used to discount the future cash flows to estimate the fair value for long-term debt.

    LIMITATIONS

    Fair value estimates are made as of a specific point in time, based upon the relevant market information about the financial instruments. Because no market exists for a majority of the Company's financial instruments, fair value estimates are based on judgments regarding current economic conditions and other factors. These estimates are subjective in nature and involve uncertainties and matters of judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

                    MICROWARE SYSTEMS CORPORATION AND SUBSIDIARIES

                      ($ in thousands, except per share amounts)

(2) TRADE RECEIVABLES

    At March 31, 1995, the Company had 2 customers whose trade receivable balances exceeded 10 percent of consolidated trade receivables. Trade receivables at March 31, 1995 for these 2 customers were $477 and $428 and revenues for the year ended March 31, 1995 for these 2 customers were approximately $1,905 and $758, respectively. At March 31, 1996, the Company had one customer whose trade receivable balance exceeded 10 percent of consolidated trade receivables. Trade receivables at March 31, 1996 for this customer were $768 and revenues for the year ended March 31, 1996 for this customer totaled approximately $1,516.

    The activity in the Company's allowance for doubtful accounts for the years ended March 31, 1994, 1995, and 1996 consisted of the following:

                             Balance at  Additions    Deductions,
                              beginning  charged to     net of     Balance at
                               of year    expenses    recoveries   end of year
                             ----------  ----------  -----------   -----------
Year ended March 31, 1994       $  70       $  34       $  10       $  94
                                -------     -------     -------     -------
                                -------     -------     -------     -------
Year ended March 31, 1995       $  94       $  57       $  73       $  78
                                -------     -------     -------     -------
                                -------     -------     -------     -------
Year ended March 31, 1996       $  78       $ 367       $  79       $ 366
                                -------     -------     -------     -------
                                -------     -------     -------     -------

(3) PROPERTY AND EQUIPMENT

    Property and equipment consisted of the following:

                                                   March 31,
                                           ----------------------
                                            1995           1996
                                          -------        -------
Land and improvements                     $   144        $   144
Building                                    2,017          2,042
Furniture, fixtures, and equipment          2,668          3,316
Research and development equipment          2,808          2,900
Leasehold improvements                         52            102
                                          -------        -------
                                            7,689          8,504
Accumulated depreciation and amortization   4,024          4,502
                                          -------        -------
                                          $ 3,665        $ 4,002
                                          -------        -------
                                          -------        -------

                    MICROWARE SYSTEMS CORPORATION AND SUBSIDIARIES

                      ($ in thousands, except per share amounts)

(4) NOTES PAYABLE TO BANKS

    Microware had a $2,250 line of credit with a bank which bore interest at 1/2 percent above the bank's base rate; the interest rate was 10 percent at March 31, 1995. The line of credit matured on September 30, 1995. Funds advanced were secured by Microware's trade receivables, inventories, and intangible assets. There was $545 in borrowings outstanding at March 31, 1995. On October 20, 1995, Microware received a commitment from a bank for a $1,000 line of credit to bear interest at the bank's base rate; the interest rate was
8.25 percent at March 31, 1996. The line of credit matures at the earlier of demand or October 31, 1996 and is renewable annually. Funds advanced were secured by Microware's trade receivables, inventories, and intangible assets. There was $500 in borrowings outstanding at March 31, 1996.

    Microware Systems K.K. has credit agreements with various maturities with two Japanese banks. Outstanding balances at March 31, 1995 and 1996 totaled $462 and $373, respectively. The weighted average interest rate was 2.125 percent at March 31, 1996. The credit agreements are secured by Microware Systems K.K.'s deposit for office space in the amount of $569 at March 31, 1996.

(5) LONG-TERM DEBT

    Long-term debt at March 31, 1995 and 1996 consisted of the following:

                                                              March 31,
                                                          -----------------
                                                           1995      1996
                                                          ------    ------
Mortgage note                                       (A)   $  184   $  -
Mortgage note                                       (B)      212       203
Mortgage note with bank                             (C)    1,050     1,024
                                                          ------    ------
                                                           1,446     1,227
Less current installments                                     46        39
                                                          ------    ------
    Long-term debt, excluding current installments      $  1,400  $  1,188
                                                          ------    ------
                                                          ------    ------
    (A)  The note was paid off in August 1995.

    (B) The note is secured by the Company's headquarters building, subject to mortgage note (C), and is guaranteed by the Small Business Administration and the Company's major shareholder. Monthly payments are $3, including interest at 10.528 percent, with the unpaid balance due June 1, 2007.

    (C) The note is secured by the Company's headquarters building and is guaranteed by the Company's major shareholder.
         Monthly payments are $9, including a variable interest rate, adjusted every 3 years (7.50 percent at March 31, 1996), with the unpaid balance due December 13, 2013.

                   MICROWARE SYSTEMS CORPORATION AND SUBSIDIARIES

                     ($ in thousands, except per share amounts)

(5) LONG-TERM DEBT, CONTINUED

    The aggregate maturities of long-term debt for each of the five years ending March 31, 2001 and thereafter are as follows:
1997                                                $    39
1998                                                     42
1999                                                     46
2000                                                     49
2001                                                     54
Thereafter                                              997
                                                    -------
                                                    $ 1,227
                                                    -------
                                                    -------

    The carrying amount of the Company's long-term debt approximates the fair value as of March 31, 1996.

(6) INCOME TAXES

    The provision for income taxes is based on (loss) earnings before income tax expense (benefit) as follows:

                                       1994           1995           1996
                                     -------        -------        -------
United States                        $   678         $ (228)       $  (234)
Foreign                               (2,789)           774          1,756
                                     -------        -------        -------
                                     $(2,111)        $  546        $ 1,522
                                     -------        -------        -------
                                     -------        -------        -------

    Components of income tax expense (benefit) for the years ended March 31, 1994, 1995, and 1996 consist of the following:
                                                      1994
                                     --------------------------------------
                                    Domestic       Foreign
                                     income         income           Total
                                    --------       --------       --------
Current                               $  117          $  23         $  140
Deferred                                  94             80            174
                                    --------       --------       --------
                                      $  211         $  103         $  314
                                    --------       --------       --------
                                    --------       --------       --------

                                                      1995
                                     --------------------------------------
                                    Domestic        Foreign
                                     income         income           Total
                                    --------       --------       --------
Current                                $  12           $  3          $  15
Deferred                                (390)          --             (390)
                                    --------       --------       --------
                                     $  (378)          $  3        $  (375)
                                    --------       --------       --------
                                    --------       --------       --------

                                                      1996
                                     --------------------------------------
                                    Domestic        Foreign
                                     income         income           Total
                                    --------       --------       --------
Current                               $  269          $  62         $  331
Deferred                                (185)          --             (185)
                                    --------       --------       --------
                                       $  84          $  62         $  146
                                    --------       --------       --------
                                    --------       --------       --------

                    MICROWARE SYSTEMS CORPORATION AND SUBSIDIARIES

                       ($ in thousands, except per share amounts)

(6) INCOME TAXES, CONTINUED

    Income tax expense (benefit) for the years ended March 31, 1994, 1995, and 1996 differs from the "expected" income tax (benefit) expense computed by applying the United States federal income tax rate of 34 percent to pretax
(loss) income due to the following:


                                                           1994           1995           1996
                                                         -------        -------        -------
Computed "expected" tax (benefit) expense                $  (718)       $   186        $   517
Increase (decrease) in taxes resulting from:
    Foreign losses without current benefit                   982           --             --
    Utilization of foreign net
  operating loss carryforwards                              --             (262)          (208)
    Change in the beginning of the
  year balance of the valuation
  allowance for deferred tax assets
  allocated to income tax expense                           --             (284)          (173)
    Other                                                     50            (15)            10
                                                         -------        -------        -------
                                                          $  314        $  (375)        $  146
                                                         -------        -------        -------
                                                         -------        -------        -------


    The tax effects of temporary differences that give rise to deferred tax assets and liabilities at March 31, 1995 and 1996 are presented below:


                                                               March 31,
                                                        -----------------------
                                                          1995           1996
                                                        --------       --------
Deferred tax assets:
    Foreign net operating loss carryforwards            $  1,864       $    913
    Post contract customer support unearned revenue          118            177
    Compensation/benefits                                     76             28
    Inventories                                               51             54
    Allowance for doubtful accounts                           12            115
    Foreign tax credit carryforwards                          29           -
    Research tax credit carryforwards                         12           -
    Other                                                     90             64
                                                        --------       --------
  Total gross deferred tax assets                          2,252          1,351
    Less valuation allowance                               1,580            760
                                                        --------       --------
  Total deferred tax assets                                  672            591
                                                        --------       --------
Deferred tax liabilities:
    Deficit in MSC Toolco, Inc.                              298           -
    Capitalized software costs                               136            114
    Property and equipment                                   135            189
                                                        --------       --------
  Total deferred tax liabilities                             569            303
                                                        --------       --------
  Net deferred tax assets                               $    103       $    288
                                                        --------       --------
                                                        --------       --------


    The net deferred tax assets at March 31, 1995 and 1996, are composed of current deferred tax assets of $277 and $518, respectively, and noncurrent deferred tax liabilities of $174 and $230, respectively.

                   MICROWARE SYSTEMS CORPORATION AND SUBSIDIARIES

                    ($ in thousands, except per share amounts)

(6) INCOME TAXES, CONTINUED

    The net change in the total valuation allowance for the years ended March 31, 1995 and 1996 was a decrease of $213 and $820, respectively. A valuation allowance has been set up primarily to offset the gross deferred tax assets created by foreign net operating loss carryforwards. Utilization of the foreign net operating losses is dependent upon future taxable income generated in the respective foreign subsidiaries. Management believes it is more likely than not that the results of future foreign operations will generate sufficient taxable income to realize that portion of the deferred tax asset recorded related to the foreign net operating loss carryforwards. The foreign net operating loss carryforwards expire as follows: $190 in 1997, $443 in 1998 and $1,743 in 1999.

(7) PREFERRED STOCK ISSUANCE

    On March 31, 1994, the Company issued and sold 340,000 shares of Series A preferred stock, par value $14.71 per share to a group of four investors. A conversion formula in the stock purchase agreement provides for conversion of preferred stock into common stock with adjustments for dilution. Each share of the Series A preferred stock has voting rights equal to the number of shares of common stock into which such share is then convertible. The stock purchase agreement also provides for the declaration and payment of a quarterly cash dividend at the annual rate of 8 percent of the par value of $14.71 per outstanding share of the Series A preferred stock commencing on July 1, 1999. The Series A preferred stock was converted into common stock subsequent to March 31, 1996. See note 15.

(8) SHAREHOLDERS' EQUITY

    The Company has established 1989, 1991, 1992 and 1995 Stock Option Plans (the Plans) and granted options to certain employees to purchase shares of common stock. The options granted under the Plans shall expire 10 years from the date such option is granted. Options are exercisable under conditions specified in the Plans' agreements.

    The 1989, 1991, 1992 and 1995 Plans had available 1,200,000, 512,000,
496,000 and 1,120,000 total shares of common stock subject to option, respectively.

                   MICROWARE SYSTEMS CORPORATION AND SUBSIDIARIES

                     ($ in thousands, except per share amounts)

(8) SHAREHOLDERS' EQUITY, CONTINUED


    Activity for the Company's Plans is as follows:
                                                             Number       Option price
                                                             of shares     per share
                                                             ---------    ----------
1989 PLAN
    Outstanding at March 31, 1993                             752,000
    Canceled                                                   16,000
    Exercised                                                  24,072     $      .50
                                                            ---------     ----------
                                                                          ----------
    Outstanding at March 31, 1994                             711,928
    Canceled                                                   55,928
                                                            ---------
    Outstanding at March 31, 1995 and 1996                    656,000
                                                           ----------
                                                           ----------
1991 PLAN
    Outstanding at March 31, 1993, 1994 and 1995              512,000
    Canceled                                                   40,000     $    .9375
                                                                          ----------
                                                                          ----------
     Exercised                                                  4,000
                                                           ----------
    Outstanding at March 31, 1996                             468,000
                                                           ----------
                                                           ----------
1992 PLAN
    Outstanding at March 31, 1993                             496,000
    Canceled                                                   48,000
                                                           ----------
    Outstanding at March 31, 1994                             448,000     $   1.3125
                                                                          ----------
                                                                          ----------
    Canceled                                                   96,000
                                                           ----------
    Outstanding March 31, 1995 and 1996                       352,000
                                                           ----------
                                                           ----------
1995 PLAN
     Outstanding at March 31, 1995                                  -
      Issued                                                  804,400
     Canceled                                                  10,200     $    3.125
                                                           ----------     ----------
                                                                          ----------
     Outstanding at March 31, 1996                           794,200
                                                           ----------
                                                           ----------


    On March 12, 1996, the Company effected a 4-for-1 split as a share dividend of common stock of the Company. All common share and per share amounts have been adjusted retroactively to give effect to the share dividend. Additionally, the Company's shareholders and board of directors approved an increase in the number of authorized common shares of stock of the Company to 50,000,000. The authorized number of common shares of stock of the Company have been adjusted to give effect to this increase.

                   MICROWARE SYSTEMS CORPORATION AND SUBSIDIARIES

                     ($ in thousands, except per share amounts)

(9)  PROFIT SHARING PLANS

     Microware has a noncontributory profit sharing plan for employees meeting certain service requirements. Subject to certain limitations, annual contributions to the noncontributory plan are determined by the board of directors and are made in the form of Microware's common stock. The were no annual contributions to the noncontributory plan for the years ended March 31, 1994, 1995, and 1996.

     In addition, effective April 1, 1994, Microware established a contributory profit sharing plan for substantially all full-time employees. Under the contributory plan, Microware provides matching cash contributions based on qualified employee contributions, as well as certain other contributions. Microware's contributions to the contributory plan for the years ended March 31, 1995 and 1996 amounted to $49 and $88, respectively.

(10) FOREIGN OPERATIONS

     A summary of the Company's domestic and foreign operations as of and for the years ended March 31, 1994, 1995 and 1996 is presented below:


                                                                       1994
                               ------------------------------------------------------------------------------------
                                  U.S.           U.K.          Japan         France    Eliminations         Total
                                  ----           ----          -----         ------    ------------         -----
Revenues                       $  9,035       $  1,340       $  5,426      $    993      $   (1907)     $  14,887
                               --------       --------       --------      --------       --------       --------
                               --------       --------       --------      --------       --------       --------
Operating profit (loss)        $    702       $   (186)      $ (2,175)     $   (205)     $     (39)     $  (1,903)
                               --------       --------       --------      --------       --------       --------
                               --------       --------       --------      --------       --------       --------
Net earnings (loss)            $    506       $   (203)      $ (2,466)     $   (223)     $     (39)     $  (2,425)
                               --------       --------       --------      --------       --------       --------
                               --------       --------       --------      --------       --------       --------
Total assets                   $ 13,347       $    290       $  3,201      $    493      $  (5,709)     $  11,622
                               --------       --------       --------      --------       --------       --------
                               --------       --------       --------      --------       --------       --------
Total liabilities              $  3,318       $  1,722       $  5,689      $  1,492      $  (5,488)     $   6,733
                               --------       --------       --------      --------       --------       --------
                               --------       --------       --------      --------       --------       --------

                                                                       1995
                                ------------------------------------------------------------------------------------
                                  U.S.           U.K.          Japan        France    Eliminations         Total
                                  ----           ----          -----        ------    ------------         -----
Revenues                       $ 10,658       $  2,567       $  6,513      $  1,592      $  (2,431)     $  18,899
                               --------       --------       --------      --------       --------       --------
                               --------       --------       --------      --------       --------       --------
Operating (loss) profit        $   (558)      $    288       $    636      $     69      $     (50)     $     385
                               --------       --------       --------      --------       --------       --------
                               --------       --------       --------      --------       --------       --------
Net earnings                   $    200       $    264       $    449      $     58      $     (50)     $     921
                               --------       --------       --------      --------       --------       --------
                               --------       --------       --------      --------       --------       --------
Total assets                   $ 14,974       $    412       $  3,519      $    659      $  (7,440)     $  12,124
                               --------       --------       --------      --------       --------       --------
                               --------       --------       --------      --------       --------       --------
Total liabilities              $  4,447       $  1,643       $  6,064      $  1,618      $  (7,207)     $   6,565
                               --------       --------       --------      --------       --------       --------
                               --------       --------       --------      --------       --------       --------

                                                                       1996
                                ------------------------------------------------------------------------------------
                                  U.S.           U.K.          Japan        France    Eliminations         Total
                                  ----           ----          -----        ------    ------------         -----
Revenues                       $ 13,377       $  4,464       $  7,309     $  1,670      $  (3,165)     $  23,655
                               --------       --------       --------     --------       --------       --------
                               --------       --------       --------     --------       --------       --------
Operating (loss) profit        $   (558)      $  1,126       $    661     $     (3)     $  --          $   1,226
                               --------       --------       --------     --------       --------       --------
                               --------       --------       --------     --------       --------       --------
Net (loss) earnings            $   (318)      $  1,000       $    677     $     17      $  --          $   1,376
                               --------       --------       --------     --------       --------       --------
                               --------       --------       --------     --------       --------       --------
Total assets                   $ 26,353       $  1,189       $  2,352     $    641      $  (5,597)     $  24,938
                               --------       --------       --------     --------       --------       --------
                               --------       --------       --------     --------       --------       --------
Total liabilities              $  4,435       $  1,379       $  1,390     $  1,662      $  (2,471)     $   6,395
                               --------       --------       --------     --------       --------       --------
                               --------       --------       --------     --------       --------       --------


                   MICROWARE SYSTEMS CORPORATION AND SUBSIDIARIES

                     ($ in thousands, except per share amounts)

(10) FOREIGN OPERATIONS, CONTINUED

     Included in U.S. revenues are foreign export sales, primarily to Germany, of approximately $1,680, $2,265, and $2,324 during the years ended March 31, 1994, 1995 and 1996, respectively. Revenue eliminations represent primarily intercompany sales between the U.S. and foreign subsidiaries and royalties paid to the U.S. by foreign subsidiaries.

(11) SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

     During the years ended March 31, 1994, 1995, and 1996, the Company paid interest of approximately $343, $179, and $124, respectively.

     Income taxes paid during the years ended March 31, 1994, 1995, and 1996 amounted to approximately $92, $-0-, and $168, respectively.

(12) SPECIAL CHARGES

     During the years ended March 31, 1994 and 1995, the Company recorded special charges in Japan of $530 and $166, respectively. No adjustments were necessary to the liabilities recorded in 1994 and 1995, and all amounts were paid as of March 31, 1995.

     The 1994 charges relate primarily to the write off of inventory due to a restructuring of operations and severance and related benefits for termination of certain employees in Japan. The 1995 charges relate primarily to employee severance and related benefits for resizing the operations in Japan.

(13) MOTOROLA STOCK AND WARRANT PURCHASE AGREEMENT

     On July 31, 1995, the Company entered into a Stock and Warrant Purchase Agreement (the Agreement) with Motorola, Inc. (Motorola) pursuant to which Motorola purchased 1,526,232 common shares of stock of the Company for $12,100 ($7.93 per share). In addition, pursuant to the Agreement, the Company issued Motorola five separate warrants to purchase a total maximum of an additional 1,803,728 common shares of stock of the Company at an exercise price of $10.81 per share. The warrants are exercisable at various periods through July 31, 2001. The Agreement contains certain anti-dilution protection in the event of certain dividends, stock splits, reclassifications, or issuances of common shares of stock of the Company or rights thereto. In connection with the Agreement, the Company delivered 1,373,608 common shares of stock of the Company on July 31, 1995 for $10,890. The 152,624 deferred delivery common shares of stock of the Company were delivered to Motorola on August 18, 1995 for $1,210.

                  MICROWARE SYSTEMS CORPORATION AND SUBSIDIARIES

                    ($ in thousands, except per share amounts)

(14) COMMITMENTS

     The Company leases certain domestic and foreign facilities under noncancelable operating leases. Minimum annual rental commitments at March 31, 1996 under all noncancelable operating leases are as follows:

                   1997                $  858
                   1998                $  637
                   1999                $  187
                   2000                $  108
                   2001                $  100
                   Thereafter          $  755

     Rental expense under cancelable and noncancelable operating leases was $871, $786, and $950 during the years ended March 31, 1994, 1995 and 1996, respectively.

(15) SUBSEQUENT EVENTS

     Effective April 2, 1996, the Company completed an initial public offering of its common stock (selling 2,000,000 new shares of common stock of the Company and 500,000 shares offered by selling shareholders). The net proceeds to the Company from the sale of the new 2,000,000 shares of common stock were approximately $18,010 after deducting underwriting discounts and commissions and estimated offering expenses. In connection with the initial public offering, the 340,000 outstanding shares of Series A preferred stock were each converted into 4 shares of common stock; for a total of 1,360,000 new shares of common stock.

     On May 9, 1996, the Company purchased approximately 17.5 acres of land for approximately $2,100 on which the Company intends to construct an office building accommodating 88,000 square feet of office space at an estimated cost of $9,000 (including associated land).