Form 10-Q
period 1996-06-30
MICROWARE SYSTEMS CORP
filed 1996-08-13
CIK 1003383

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                               FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1996

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____ to ____.


                     Commission file number 0-27988


                      MICROWARE SYSTEMS CORPORATION
          (Exact name of registrant as specified in its charter)

         IOWA                                     42-1073916
  (State of incorporation)          (I.R.S. Employer Identification No.)

                 1900 N.W. 114TH ST. DES MOINES, IOWA  50325
                   (Address of principal executive office)

                            (515) 223-8000
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

            Yes   X        No
               ------         ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   COMMON STOCK:  13,575,952 SHARES OUTSTANDING AS OF AUGUST 9, 1996

                       MICROWARE SYSTEMS CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying financial information is unaudited but, in the opinion of management, reflects all adjustments (which include only normally recurring adjustments) necessary for a fair presentation of the results for the periods shown. The audited financial statements and notes thereto for the year ended March 31, 1996 are included in the Form 10-K Annual Report previously filed with the Securities and Exchange Commission.

The results for the quarter ended June 30, 1996, are not necessarily indicative of the results to be expected for the entire year.

                     MICROWARE SYSTEMS CORPORATION
                   CONSOLIDATED STATEMENTS OF INCOME
                              (UNAUDITED)


                                            THREE MONTHS ENDED JUNE 30,
                                           ----------------------------
                                               1995           1996
                                            ---------       ---------
                                             ( $ in thousands, except
                                                   per share amounts)

Revenues:
   Products                                    $3,242         $3,964
   Services                                     1,526          2,846
                                            ---------      ---------
                                                4,768          6,810
                                            ---------      ---------
Cost of revenues:
   Products                                       453            568
   Services                                       438            770
                                            ---------      ---------
                                                  891          1,338
                                            ---------      ---------
       Gross Profit                             3,877          5,472

Operating expenses:
Research & development                          1,283          1,694
Sales & marketing                               1,759          2,355
General & administrative                          975            768
                                            ---------      ---------
       Total operating expenses                 4,017          4,817
                                            ---------      ---------

       Operating profit (loss)                   (140)           655
                                            ---------      ---------

Other income and (expense):
Foreign currency gain (loss), net                   0             12
Interest expense                                  (37)            (4)
Interest income                                     8            324
                                            ---------      ---------
       Total Other                                (29)           332
                                            ---------      ---------
       (Loss) income before tax                  (169)           987
Income tax expense                                 30            240
                                            ---------      ---------
       Net (Loss) income                        ($199)          $747
                                           ==========      =========
(Loss) earnings per share                      ($0.02)         $0.05
                                           ==========      =========
Weighted average number of Common and
  Common Equivalent Shares outstanding          9,540         15,555
                                           ==========      =========

See accompanying notes to consolidated financial statements.

                   MICROWARE SYSTEMS CORPORATION
                    CONSOLIDATED BALANCE SHEETS


                                            March 31,      June 30,
                                              1996           1996
                                                          (unaudited)
                                            ---------      ---------
                                             ( $ in thousands, except
                                                   per share amounts)
           ASSETS
Current assets:
   Cash and short-term investments            $12,337        $26,372
   Trade receivables, net of allowance
      for doubtful accounts of
      $366 and $366, respectively               4,946          6,291
   Income taxes receivable                        211              0
   Inventories                                     39             77
   Prepaid expenses and other current assets      226            433
   Deferred tax assets                            518            562
                                            ---------      ---------
       Total current assets                    18,277         33,735
Property and equipment:
   Land and improvements                          144            144
   Building                                     2,017          2,017
   Furniture, fixtures & equipment              3,316          3,655
   R&D equipment                                2,900          3,081
   Leasehold improvements                         102            102
   Construction in progress                        25          2,289
                                            ---------      ---------
                                                8,504         11,288
       Less accumulated depreciation
          and amortization                      4,502          4,704
                                            ---------      ---------
       Net property and equipment               4,002          6,584
Other assets:
   Intangible assets, net                       1,228          1,469
   Deposits and other                           1,431            916
                                            ---------      ---------
                                                2,659          2,385
                                            ---------      ---------
                                              $24,938        $42,704
                                           ==========      =========

          LIABILITIES
Current liabilities:
   Notes payable to banks                        $873           $366
   Current portion of long term debt               39             40
   Accounts payable                             1,665          1,446
   Accrued expenses                             1,361          1,078
   Deferred revenue                               888          1,055
   Income taxes payable                           151            327
                                            ---------      ---------
       Total current liabilities                4,977          4,312

Long-term debt,less current                     1,188          1,178
Deferred income taxes                             230            229
                                            ---------      ---------

       Total liabilties                         6,395          5,719
                                            ---------      ---------

       Stockholders' equity
Series A preferred  stock, $14.71 par
  value; 340,000 shares issued and
  outstanding                                   5,001              0
Series I preferred  stock, no par
  value; 500,000 shares authorized;
   none outstanding                                 0              0
Common stock, voting, no par value;
  50,000,000 shares authorized;
  8,909,320 and 13,801,052 shares
  issued, 8,684,220 and 13,575,952
  shares outstanding                           13,094         35,832
Retained earnings                               1,660          2,407
Cummulative adjustment for foreign
  currency translation                           (435)          (477)
                                            ---------      ---------
                                               19,320         37,762
Less cost of common stock acquired
  for the treasury, 250,100 and
  250,100 shares                                  777            777
                                            ---------      ---------
       Total stockholders' equity              18,543         36,985
                                            ---------      ---------
                                              $24,938        $42,704
                                           ==========      =========

See accompanying notes to consolidated financial statements.

                      MICROWARE SYSTEMS CORPORATION
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (UNAUDITED)


                                            THREE MONTHS ENDED JUNE 30,
                                            ---------------------------
                                               1995           1996
                                            ---------       ---------
                                                  ($ in thousands)
Cash flows from operating activities:
  Net (loss) earnings                           ($199)           $747
   Adjustments to reconcile net (loss)
     earnings to net cash provided by
     (used in) operating activities:
       Depreciation and amortization              150             306
       Deferred income taxes                     (298)            (73)
   Change in assets and liabilities:
       Trade receivables, net                     159          (1,359)
       Inventories                                (54)            (39)
       Other current assets                        31            (209)
       Income taxes receivable                    298             242
       Other assets                               (14)            206
       Accounts payable                          (221)            (14)
       Accrued expenses                          (659)           (279)
       Deferred revenue                           888             171
       Income taxes payable                       117             172
                                            ---------       ---------
  Net cash provided by (used in)
     operating activities                         198            (329)
                                            ---------       ---------
Cash flows from investing activities:
   Capital expenditures                           (85)           (676)
   Purchase of land                                 0          (2,163)
                                            ---------       ---------
  Net cash used in investing activities           (85)         (2,839)
                                            ---------       ---------
Cash flows from financing activities:
   Principal payments on notes payable
     to banks and long-term debt                 (556)           (509)
   Proceeds from issuance of Common Stock           0          18,605
   Cost of issuance of Common Stock                 0            (869)
                                            ---------       ---------
  Net cash (used in) provided by
   financing activities                          (556)         17,227
Effect of foreign currency exchange rate
  changes on cash                                 (74)            (24)
                                            ---------       ---------
  Net (decrease) increase in cash and
    short-term investments                       (517)         14,035
Cash and short-term investments at
  beginning of period                           1,516          12,337
                                            ---------       ---------
Cash and short-term investments at
  end of period                                  $999         $26,372
                                           ==========       =========

Supplemental disclosure of cash flow information:
   Cash paid for interest                         $37             $28
                                           ==========       =========
   Cash paid for taxes                            $32             $72
                                           ==========       =========

Supplemental disclosure of noncash financing activities:
   In connection with the Company's initial public offering effective April 2, 1996, the 340,000 shares of Series A Preferred Stock were each converted into 4 shares of Common Stock.

See accompanying notes to consolidated financial statements.

                      MICROWARE SYSTEMS CORPORATION
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDED JUNE 30,1996 AND 1995
                               (UNAUDITED)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In accordance with the rules and regulations of the Securities and Exchange Commission, the preceding unaudited financial statements omit or condense certain information and footnote disclosure normally required for complete financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (which include reclassifications and normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 1996 and for all periods presented, have been made.

2.  NET EARNINGS PER SHARE

Net earnings per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding. Dilutive common equivalent shares are calculated using the treasury stock method and consist of common stock issuable upon the exercise of options and warrants.

                      MICROWARE SYSTEMS CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

Except for the historical information contained herein, the following discussion may contain forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, as well as in the sections included in the Form 10-K Annual Report previously filed with the Securities Exchange Commission.

The Company completed an initial public offering, effective April 2, 1996 (the "IPO"), selling 2,000,000 shares of Common Stock newly issued by the Company and 750,000 shares offered by selling shareholders. The net proceeds to the Company from the sale of the 2,000,000 shares of Common Stock were approximately $17,700,000 after deducting underwriting discounts and commissions and offering expenses. The price of Microware's Common Stock may fluctuate widely in the future due to actual or anticipated variations in the Company's operating results, announcements of technical innovations or new products or services by the Company or its competitors, changes in earnings estimates by securities analysts and other factors, including changes in conditions of the software and other technology industries in general.

The Company is currently planning to consolidate its Des Moines operations into a new corporate headquarters facility near its current headquarters. On May 9, 1996, the Company purchased approximately 17.5 acres of land for approximately $2.1 million in cash, on which the Company currently expects to construct a new office building accommodating approximately 88,000 square feet of office space at a cost estimate of $9 million (including associated land). The Company entered into a Development Agreement with the City of Clive, Iowa, pursuant to which the City will refund to Microware over the next 10 years 100 percent of the property taxes attributable to Microware's improvement of the property. The City has also approved the rezoning and development plans for Microware's project. The Company expects to finalize its plans and begin construction of the new facility during the current fiscal year. There can be no assurance that the Company will successfully complete the project within the budget, that the Company will be able to sell its existing headquarters facility at a price in excess of its current investment, that the Company will later be able to sell any portions of its newly purchased land at a price in excess of the purchase price, or that the relocation will not disrupt the Company's operations or affect the Company's operating results over the near term.


RESULTS OF OPERATIONS

First Quarter of Fiscal 1997 Compared to the First Quarter of Fiscal
1996

Revenues

Total Revenues for the first quarter of fiscal 1997 increased by 42.8%, or $2 million, as compared to the same quarter in fiscal 1996. Products and services revenues increased 22.2% and 86.5%, respectively, comparing those same periods. The increase in overall company revenues primarily was the result of an increase in custom contract engineering revenues and support activity reported in services revenue. The increase in custom contract engineering revenue includes activities related to the porting of OS-9 to advanced microprocessors, wireless personal communication devices, Internet/intranet appliances, along with related engineering advisory services.

Cost of Revenues

Total cost of revenues increased by 50.1%, or $447,000, from 18.7% of sales in the first quarter of fiscal 1996, to 19.6% in the same period in fiscal 1997. Comparing the same periods, products cost of revenues increased $115,000 from $453,000 to $568,000, reflecting the higher direct and indirect costs for documentation, production quality, manuals and media for software products, as well as those costs associated with packaging, shipping and delivery of the products to the customer. Services cost of revenues increased by 76.0%, or $332,000, but decreased by 1.7% of services revenues from 28.7% to 27.0% between the first three months of fiscal 1996 and fiscal 1997. The decrease in the cost of services revenues as a percentage of related sales was benefited by two custom engineering contracts signed in the quarter for which a substantial amount of work sold had been performed and expensed as research and development in prior quarters.

Research and Development

Research and development expense increased by 33.9%, or $411,000, in the first three months of fiscal 1997, as compared to the same period in fiscal 1996. This increase primarily resulted from an increase of 22 people, along with associated costs, in the company's technical staff from the first quarter of fiscal 1996 to the first quarter of fiscal 1997.

Sales and Marketing

Sales and marketing expense increased by 32.3%, or $596,000, but decreased as a percentage of sales from 36.9% to 34.5% in the first three months of fiscal 1997, as compared to the same period in the prior year. This increase was primarily due to costs associated with the opening of an Osaka, Japan sales office; termination costs for an employee at the Company's French subsidiary; organizational changes in responsibilities from general management duties to sales and marketing more directly related to revenue production; and higher commission amounts accruing due to the increase in revenues.

General and Administrative Expense

General and administrative expense decreased 21.2%, or $207,000, from $975,000 in the first quarter of fiscal 1996, to $763,000 in the first quarter of fiscal 1997. The primary reason for the reduction in expense accrues to organizational changes in management responsibilities from general management to more direct duties associated with revenue production.

Interest Income

Interest income increased $316,000, from $8,000 in the first three months of fiscal 1996 to $324,000 in the same period of fiscal 1997.
The increase in interest income principally was due to the investment of $29.8 million in net cash proceeds from a combination of the issuance of Common Stock and warrants to Motorola, Inc. ($12.1 million) and the sale of 2,000,000 new shares of Common Stock in the IPO ($17.7 million). The Company's investment policy requires that treasury bills or other similar government securities be the primary investment vehicle.

Income Tax Expense

In the first quarter of fiscal 1996, $30,000 was recorded as income tax expense on a loss before tax of $169,000. In the first three months of fiscal 1997, the Company recorded $240,000 in income tax expense on $987,000 in income before tax. The effective tax rate is based upon various annualized estimates including the country location of income and associated utilization of net operating loss carry forwards and other tax beneficial transactions.

Liquidity and Capital Resources

At June 30, 1996, the Company had net working capital in excess of $29 million and approximately $26 million in cash and short-term investments. This, in combination with the company's $1 million line of credit (which bears interest at the bank's base rate) and the cash flow from operations, are anticipated to be sufficient to meet the Company's financial needs through the foreseeable

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

      The Company is not party to any material litigation and is not aware of any pending or threatened litigation that would have a material adverse effect on the Company or its business.

ITEM 2.  CHANGES IN SECURITIES.

        (a.)   Effective upon the completion of the Company's IPO, which
occurred on the closing of the IPO on April 9, 1996, all shares of previously issued Series A Preferred Stock converted to Common Stock pursuant to the Company's Articles of Incorporation and the March 31, 1994 Stock Purchase Agreement between the Company and the holders of the Series A Preferred Stock. Contemporaneously with the closing of the IPO, the Company filed Amended and Restated Articles of Incorporation eliminating the Series A Preferred Stock as a separate class of stock.

        (b.)   None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5.  OTHER INFORMATION.

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

        (a.) Exhibits 27 - Financial Data Schedule (EDGAR version only).

        (b.)   On April 29, 1996, the Company filed a Report on Form 8-K
incorporating a cautionary statement for purposes of the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995.

        No other items.

SIGNATURE

Pursuant to the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

                      MICROWARE SYSTEMS CORPORATION

    Date: August 9, 1996   /s/ GEORGE J. BARRY
                           -----------------------
                           George J. Barry
                           Chief Financial Officer,
                           Executive Vice President-
                              Financial & Treasurer