Form 10-Q
period 1996-09-30
MICROWARE SYSTEMS CORP
filed 1996-11-14
CIK 1003383

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                               FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1996

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

   COMMON STOCK:  13,655,802 SHARES OUTSTANDING AS OF September 30, 1996

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

The results for the quarter ended September 30, 1996, are not necessarily indicative of the results to be expected for the entire year.

                     MICROWARE SYSTEMS CORPORATION
                   CONSOLIDATED STATEMENTS OF INCOME
                              (UNAUDITED)


                                                THREE MONTHS             SIX MONTHS
                                               ENDED SEPT. 30,         ENDED SEPT. 30,
                                            -------------------      -------------------
                                             1995       1996          1995        1996
                                            -------    -------       -------    -------
($ in thousands, except per share amounts)

Revenues:
   Product                                   $4,375     $3,957        $7,617     $7,921
   Services                                   2,013      3,340         3,539      6,186
                                            -------    -------       -------    -------
                                              6,388      7,297        11,156     14,107
                                            -------    -------       -------    -------
Cost of revenues:
   Product                                      845        679         1,298      1,247
   Services                                     595        950         1,033      1,720
                                            -------    -------       -------    -------
                                              1,440      1,629         2,331      2,967
                                            -------    -------       -------    -------
       Gross profit                           4,948      5,668         8,825     11,140

Operating expenses:
   Research & development                     1,304      1,728         2,587      3,422
   Sales & marketing                          1,811      2,418         3,570      4,773
   General & administrative                   1,133        849         2,108      1,617
                                            -------    -------       -------    -------
       Total operating expenses               4,248      4,995         8,265      9,812
                                            -------    -------       -------    -------

       Operating profit                         700        673           560      1,328
                                            -------    -------       -------    -------

Other income and (expense):
   Foreign currency gain, net                    83         10            83         22
   Interest expense                             (34)       (32)          (71)       (36)
   Interest income                               84        358            92        682
                                            -------    -------       -------    -------
       Total other                              133        336           104        668
                                            -------    -------       -------    -------
       Earnings before income tax expense       833      1,009           664      1,996
Income tax expense                               55        242            85        482
                                            -------    -------       -------    -------
       Net earnings                            $778       $767          $579     $1,514
                                           ========    =======      ========    =======
Net earnings per share                        $0.06      $0.05         $0.05      $0.10
                                           ========    =======      ========    =======
Weighted average common and common
  equivalent shares outstanding              13,416     16,287        12,668     15,900
                                           ========    =======      ========    =======


See accompanying notes to consolidated financial statements.

                   MICROWARE SYSTEMS CORPORATION
                    CONSOLIDATED BALANCE SHEETS


                                            March 31,      Sept. 30,
                                              1996           1996
                                                          (unaudited)
                                            ---------      ---------
                                             ( $ in thousands, except
                                                   per share amounts)
           ASSETS
Current assets:
   Cash and cash equivalents                  $12,337         $7,847
   Short-term investments                         -           20,199
   Trade receivables, net of allowance
      for doubtful accounts of
      $366 and $362, respectively               4,946          7,098
   Income taxes receivable                        211            -
   Inventories                                     39             59
   Prepaid royalties                              -              848
   Prepaid expenses and other current assets      226            392
   Deferred tax assets                            518            906
                                            ---------      ---------
       Total current assets                    18,277         37,349
                                            ---------      ---------
Property and equipment:
   Land and improvements                          144            144
   Building                                     2,017          2,017
   Furniture, fixtures & equipment              3,316          3,836
   R&D equipment                                2,900          3,291
   Leasehold improvements                         102            104
   Construction in progress                        25          2,500
                                            ---------      ---------
                                                8,504         11,892
       Less accumulated depreciation
          and amortization                      4,502          4,957
                                            ---------      ---------
       Net property and equipment               4,002          6,935
                                            ---------      ---------
 Other assets:
   Intangible assets, net                       1,228          1,487
   Deposits and other                           1,431            920
                                            ---------      ---------
                                                2,659          2,407
                                            ---------      ---------
                                              $24,938        $46,691
                                           ==========      =========

          LIABILITIES
Current liabilities:
   Notes payable to banks                        $873           $360
   Current portion of long term debt               39             40
   Accounts payable                             1,665            914
   Accrued expenses                             1,361          1,768
   Deferred revenues                              888            915
   Income taxes payable                           151            345
                                            ---------      ---------
       Total current liabilities                4,977          4,342

Long-term debt, less current                    1,188          3,861
Deferred income taxes                             230            226
                                            ---------      ---------

       Total liabilities                        6,395          8,429
                                            ---------      ---------

       SHAREHOLDERS' EQUITY
Series A preferred  stock, $14.71 par
  value; 340,000 shares authorized,
  issued and outstanding                        5,001            -
Series I preferred  stock, no par
  value; 500,000 shares authorized;
   none issued or outstanding                     -              -
Common stock, voting, no par value;
  50,000,000 shares authorized;
  10,439,552 and 13,880,902 shares
  issued, 10,214,452 and 13,655,802
  shares outstanding                           13,094         36,373
Retained earnings                               1,660          3,174
Cumulative adjustment for foreign
  currency translation                           (435)          (508)
                                            ---------      ---------
                                               19,320         39,039
Less cost of common shares acquired
  for the treasury, 225,100 and
  225,100 shares                                  777            777
                                            ---------      ---------
       Total shareholders' equity              18,543         38,262
                                            ---------      ---------
                                              $24,938        $46,691
                                           ==========      =========

See accompanying notes to consolidated financial statements.

                      MICROWARE SYSTEMS CORPORATION
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)


                                             SIX MONTHS ENDED SEPT. 30,
                                            ---------------------------
                                               1995             1996
                                            ---------        ---------
                                                  ($ in thousands)
Cash flows from operating activities:
  Net earnings                                   $579          $1,514
   Adjustments to reconcile net
     earnings to net cash provided by
     (used in) operating activities:
       Depreciation and amortization              502             739
       Deferred income taxes                     (298)           (421)
   Change in assets and liabilities:
       Trade receivables, net                  (1,273)         (2,169)
       Inventories                                (19)            (20)
       Prepaid royalties                          -              (848)
       Other current assets                      (163)           (168)
       Income taxes receivable                    298             242
       Other assets                                42            (557)
       Accounts payable                          (237)           (744)
       Accrued expenses                             2             418
       Deferred revenues                          653              29
       Income taxes payable                         4             189
                                            ---------       ---------
  Net cash provided by (used in)
     operating activities                          90          (1,796)
                                            ---------       ---------
Cash flows from investing activities:
   Capital expenditures                          (403)         (1,308)
   Purchase of land                               -            (2,163)
   Purchases of short-term investments            -           (25,699)
   Maturities of short-term investments           -             5,500
                                            ---------       ---------
  Net cash used in investing activities          (403)        (23,670)
                                            ---------       ---------
Cash flows from financing activities:
   Proceeds from issuance of notes payable
     to banks and long-term debt                2,164           3,125
   Principal payments on notes payable
     to banks and long-term debt               (2,721)           (950)
   Proceeds from issuance of common stock      12,100          19,238
   Cost of issuance of common stock               (48)           (394)
                                            ---------       ---------
  Net cash provided by
   financing activities                        11,495          21,019
Effect of foreign currency exchange
  rate changes on cash                           (190)            (43)
                                            ---------       ---------
  Net increase (decrease) in cash
    and cash equivalents                       10,992          (4,490)
Cash and cash equivalents
  at beginning of period                        1,516          12,337
                                            ---------       ---------
Cash and cash equivalents
  at end of period                            $12,508          $7,847
                                           ==========       =========

Supplemental disclosure of cash flow information:
   Cash paid for interest                         $75             $85
                                           ==========       =========
   Cash paid for taxes                             $6             $92
                                           ==========       =========

Supplemental disclosure of non-cash financing activities:
   In connection with the Company's initial public offering effective April 2, 1996, the 340,000 shares of Series A Preferred Stock were each converted into 4 shares of Common Stock.

See accompanying notes to consolidated financial statements.

                      MICROWARE SYSTEMS CORPORATION
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE SIX MONTHS ENDED SEPTEMBER 30,1996 AND 1995
                               (UNAUDITED)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In accordance with the rules and regulations of the Securities and Exchange Commission, the preceding unaudited financial statements omit or condense certain information and footnote disclosure normally required for complete financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (which include reclassifications and normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1996 and for all periods presented, have been made.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

Except for the historical information contained herein, the following discussion may contain forward looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, as well as in the sections included in the Company's Form 10-K Annual Report for the fiscal year ended March 31, 1996.


RESULTS OF OPERATIONS

Second Quarter of Fiscal 1997 Compared to
-----------------------------------------
    the Second Quarter of Fiscal 1996
    ---------------------------------

Revenues

Total revenues increased 14.2 percent or $909,000 from $6.4 million in the second quarter of Fiscal 1996 to $7.3 million in the second quarter of Fiscal 1997. Product revenues decreased 9.6 percent or $418,000 from $4.4 million in the second quarter of Fiscal 1996 to $4.0 million in the second quarter of Fiscal 1997. Product revenues decreased from the second quarter of Fiscal 1996 to the second quarter of Fiscal 1997 primarily due to a decrease in initial DAVID development license fees and a slower deployment of customer set-top-boxes in various digital and interactive television trials for which the Company is entitled to receive run-time royalties. Services revenues increased 65.9 percent or $1.3 million from $2.0 million in the second quarter of Fiscal 1996 to $3.3 million in the second quarter of Fiscal 1997. Services revenues increased from the second quarter of Fiscal 1996 to the second quarter of Fiscal 1997 primarily as a result of the Company engaging in the following three processor ports: ARM; Hitachi SH-3 and Integrated Device Technology - MIPS. In addition, services revenues increased as a result of the Company performing product development and localization work for key wireless, Internet and DAVID customers. Management anticipates that the ratio of services revenues to total revenues will remain relatively constant for the remainder of Fiscal 1997.

Cost of Revenues

Total cost of revenues increased 13.1 percent or $189,000 from $1.4 million in the second quarter of Fiscal 1996 to $1.6 million in the second quarter of Fiscal 1997. Cost of product revenues decreased $166,000 from $845,000 in the second quarter of Fiscal 1996 to $679,000 in the second quarter of Fiscal 1997 primarily due to the reduction in overall product revenues between quarters. Cost of services revenues increased from $595,000 to $950,000, but decreased as a percentage of services revenues from 29.6 percent to 28.4 percent for the second quarters ended in Fiscal 1996 and 1997, respectively. The decrease in cost of services revenues as a percentage of services revenues is attributable to higher margins on custom contract work.

Research and Development

Research and development expenses increased 32.5 percent or $424,000 from $1.3 million in the second quarter of Fiscal 1996 to $1.7 million in the second quarter of Fiscal 1997. This increase primarily resulted from an increase of 18 employees, along with associated costs, in the Company's technical staff from the second quarter in Fiscal 1996 to the second quarter in Fiscal 1997. Additional technical staff was added primarily to support additional Internet, wireless and Digital TV product offerings.

Sales and Marketing

Sales and marketing expense increased 33.5 percent or $607,000 from $1.8 million in the second quarter of Fiscal 1996 to $2.4 million in the second quarter of Fiscal 1997. The overall increase is primarily attributable to costs associated with the opening of a branch office in Munich, Germany, a sales office in Osaka, Japan, new sales personnel in Paris, France and organizational changes in responsibilities from general management to duties more directly related to revenue production.

General and Administrative Expense

General and administrative expense decreased 25.1 percent or $284,000 from $1.1 million in the second quarter of Fiscal 1996 to $849,000 in the second quarter of Fiscal 1997. The primary reason for the overall decrease is organizational changes in management responsibilities from general management to more direct duties associated with revenue production.


Six Months Year-to-Date of Fiscal 1997 Compared to
--------------------------------------------------
    the Six Months Year-to-Date of Fiscal 1996
    ------------------------------------------

Revenues

Total revenues increased 26.4 percent or $2.9 million from $11.2 million for the six month period ended September 30 ,1995 to $14.1 million for the six month period ended September 30 ,1996. Product revenues increased 4.0 percent or $304,000 from $7.6 million in the six month period ended September 30, 1995 to $7.9 million in the six month period ended September 30, 1996. The increase in product revenues from the six month period ended September 30 ,1995 to the six month period ended September 30, 1996 results primarily from an increase in initial development license fees from the Company's wireless and Internet products. Services revenues increased 74.8 percent or $2.6 million from $3.5 million in the six month period ended September 30, 1995 to $6.2 million in the six month period ended September 30, 1996. Services revenues increased from the six month period ended September 30 ,1995 to the six month period ended September 30 ,1996 primarily as a result of the Company engaging in the following three processor ports: ARM; Hitachi SH-3 and Integrated Device Technology - MIPS. In addition, services revenues increased as a result of the Company performing product development and localization services for key wireless, Internet and DAVID customers. Management anticipates that the ratio of services revenues to total revenues will remain relatively constant for the remainder of Fiscal 1997.


Cost of Revenues

Total cost of revenues increased 27.3 percent or $636,000 from $2.3 million in the six month period ended September 30,1995 to $3.0 million in the six month period ended September 30, 1996. As a percentage of total revenues, total cost of revenues remained relatively constant at
20.9 and 21.0 percent for the six months ended September 30, 1995 and 1996, respectively. As a percentage of product revenues, cost of product revenues decreased slightly from 17.0 percent in the six month period ended September 30, 1995 to 15.7 percent in the six month period ended September 30, 1996. The slight decrease is primarily attributable to efficiencies gained in packaging, shipping and production. As a percentage of services revenues, cost of services revenues decreased from
29.2 percent in the six month period ended September 30, 1995 to 27.8 percent in the six month period ended September 30, 1996. The decrease in cost of services revenues as a percentage of services revenues is attributable to higher margins on custom contract work.

Research and Development

Research and development expenses increased 32.3 percent or $835,000 from $2.6 million in the six month period ended September 30, 1995 to $3.4 million in the six month period ended September 30, 1996. This increase primarily resulted from an increase of 20 employees, along with associated costs, in the Company's technical staff from the six month period ended September 30, 1995 to the six month period ended September 30, 1996. Additional technical staff was added primarily to support additional Internet, wireless and Digital TV product offerings.

Sales and Marketing

Sales and marketing expense increased 33.7 percent or $1.2 million from $3.6 million in the six month period ended September 30, 1995 to $4.8 million in the six month period ended September 30, 1996. The overall increase is primarily attributable to costs associated with the opening of a branch office in Munich, Germany, a sales office in Osaka, Japan, new sales personnel in Paris, France and organizational changes in responsibilities from general management duties to duties more directly related to revenue production.

General and Administrative Expense

General and administrative expense decreased 23.3 percent or $491,000 from $2.1 million in the six month period ended September 30, 1995 to $1.6 million in the six month period ended September 30, 1996. The primary reason for the overall decrease is organizational changes in management responsibilities from general management to more direct duties associated with revenue production.

Liquidity and Capital Resources
-------------------------------

At September 30, 1996, the Company had working capital in excess of $33.0 million, and approximately $28.0 million in cash, cash equivalents and short term investments. Subsequent to the end of the second quarter of Fiscal 1997, on October 16, 1996, the Company made a $5 million equity investment in Unwired Planet, Inc., a privately-held Delaware corporation based in Redwood Shores, California. The source of funds used for the acquisition was the Company's working capital. Management believes that the Company's working capital and borrowing capacity are sufficient to meet the Company's financial needs through Fiscal 1998.

Risk Factors
------------

The Company typically charges a one-time fee for a development license and a run-time royalty fee for each copy of the Company's operating system embedded in the customer's product. A key component of the Company's strategy is to increase revenue through run-time royalty fees. Any increase in the percentage of revenues attributable to run-time royalties will depend on the Company's successful negotiation of run-time royalty agreements and on the successful commercialization by the Company's customers of the underlying products. In addition, the Company has experienced significant period-to-period fluctuations in revenues and operating results and anticipates that such fluctuations will continue. These fluctuations have been caused by a number of factors, including but not limited to, customer buying patterns, product development cycles, delays in completion of custom contract work and the timing of sales of the Company's products.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

      The Company is not party to any material litigation and is not aware of any pending or threatened litigation that would have a material adverse effect on the Company or its business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      The Annual Meeting of Shareholders of the Company was held on September 10, 1996. More than 95 percent of the shareholders of Common Stock in the Company were represented at the meeting. Two issues were presented for consideration at the meeting: (i) the election of Class I Directors to serve until the 1999 Annual Meeting of Shareholders, and
(ii) ratification of the Board of Directors' selection of KPMG Peat Marwick LLP as independent auditors for the Company for its fiscal year ending March 31, 1997. The results were as follows:

1.  Election of Class I Directors.

      Shares entitled to vote           Votes at Meeting
      -----------------------           ----------------
             13,575,952                    13,030,343

              Name                For           Withhold Authority
              ----             ----------       ------------------
         Kenneth B. Kaplan     13,027,477            2,866
         Daniel P. Howell      13,027,627            2,716

No abstentions were received in connection with the election of Class I
Directors.

2. Ratification of Selection of KPMG Peat Marwick LLP as Independent Public Accountants.

      Shares entitled to vote           Votes at Meeting
      -----------------------           ----------------
             13,575,952                    13,030,343

         For         Against      Abstain
      ----------     -------      -------
      13,023,409      4,963        1,971

No broker non-votes were received in connection with the 1996 Annual Meeting of Shareholders.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

        (a.) Exhibits 27 - Financial Data Schedule (EDGAR version only).

        (b.) Reports on Form 8-K: Subsequent to the end of the period, on October 31, 1996, the Company filed a Report on Form 8-k to report its equity investment in Unwired Planet, Inc., a privately-held Delaware corporation based in Redwood Shores, California.


SIGNATURE

Pursuant to the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

                      MICROWARE SYSTEMS CORPORATION

    Date: November 13, 1996
                           -----------------------
                           Kent R. Kelderman
                           Acting Chief Financial Officer,
                           Executive Vice President - Finance
                           and Treasurer