Form 10-Q
period 1996-12-31
MICROWARE SYSTEMS CORP
filed 1997-02-14
CIK 1003383

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                               FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 1996

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

   COMMON STOCK:  13,933,961 SHARES OUTSTANDING AS OF DECEMBER 31, 1996

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

The results for the quarter ended December 31, 1996, are not necessarily indicative of the results to be expected for the entire year.

                     MICROWARE SYSTEMS CORPORATION
                   CONSOLIDATED STATEMENTS OF INCOME
                              (UNAUDITED)

                                     THREE MONTHS        NINE MONTHS
                                    ENDED DEC. 31,      ENDED DEC. 31,
                                  -----------------   -----------------
                                    1995     1996       1995     1996
                                   -------  -------    -------  -------
($ in thousands, except per share amounts)

Revenues:
Product                             $3,943   $4,129    $11,560  $12,050
Services                             1,774    1,745      5,313    7,931
                                   -------  -------    -------  -------
                                     5,717    5,874     16,873   19,981
                                   -------  -------    -------  -------
Cost of revenues:
Product                                438      851      1,736    2,098
Services                               856    1,081      1,889    2,801
                                   -------  -------    -------  -------
                                     1,294    1,932      3,625    4,899
                                   -------  -------    -------  -------
Gross profit                         4,423    3,942     13,248   15,082

Operating expenses:
Research & development               1,204    1,748      3,791    5,170
Sales & marketing                    2,101    2,488      5,671    7,261
General & administrative               875      861      2,983    2,478
                                   -------  -------    -------  -------
Total operating expenses             4,180    5,097     12,445   14,909
                                   -------  -------    -------  -------

Operating profit                       243   (1,155)       803      173
                                   -------  -------    -------  -------

Other income and (expense):
Foreign currency gains
   (losses), net                       (45)      44         38       65
Interest expense                       (21)     (26)       (92)     (60)
Interest income                        177      265        269      946
                                   -------  -------    -------  -------
Total other                            111      283        215      951
                                   -------  -------    -------  -------
Earnings (loss) before
    income tax expense(benefit)        354     (872)     1,018    1,124
Income tax expense (benefit)            38     (257)       123      225
                                   -------  -------    -------  -------
Net earnings (loss)                   $316    ($615)      $895     $899
                                   =======  =======    =======  =======
Net earnings (loss) per share        $0.02   ($0.04)     $0.07    $0.06
                                   =======  =======    =======  =======
Weighted average common and common
equivalent shares outstanding       13,431   13,859     12,906   15,981
                                   =======  =======    =======  =======

See accompanying notes to consolidated financial statements.

                   MICROWARE SYSTEMS CORPORATION
                    CONSOLIDATED BALANCE SHEETS


                                            March 31,       Dec. 31,
                                              1996           1996
                                                          (unaudited)
                                            ---------      ---------
                                             ( $ in thousands, except
                                                   per share amounts)
           ASSETS
Current assets:
   Cash and cash equivalents                  $12,337         $5,096
   Short-term investments                         -           15,432
   Trade receivables, net of allowance
      for doubtful accounts of
      $366 and $389, respectively               4,946          8,553
   Income taxes receivable                        211            110
   Inventories                                     39             96
   Prepaid royalties                              -              908
   Prepaid expenses and other current assets      226            407
   Deferred tax assets                            518            642
                                            ---------      ---------
       Total current assets                    18,277         31,244
                                            ---------      ---------

Investment, at cost                               -            5,004

Property and equipment:
   Land and improvements                          144            144
   Building                                     2,017          2,017
   Furniture, fixtures & equipment              3,316          4,044
   R&D equipment                                2,900          3,455
   Leasehold improvements                         102            126
   Construction in progress                        25          4,475
                                            ---------      ---------
                                                8,504         14,261
       Less accumulated depreciation
          and amortization                      4,502          5,223
                                            ---------      ---------
       Net property and equipment               4,002          9,038
                                            ---------      ---------
 Other assets:
   Intangible assets, net                       1,228          1,554
   Deposits and other                           1,431            763
                                            ---------      ---------
                                                2,659          2,317
                                            ---------      ---------
                                              $24,938        $47,603
                                           ==========      =========







          LIABILITIES
Current liabilities:
   Notes payable to banks                        $873           $345
   Current portion of long-term debt               39             41
   Accounts payable                             1,665          1,945
   Accrued expenses                             1,361          1,026
   Deferred revenues                              888            726
   Income taxes payable                           151            465
                                            ---------      ---------
       Total current liabilities                4,977          4,548

Long-term debt, less current                    1,188          5,479
Deferred income taxes                             230            226
                                            ---------      ---------

       Total liabilities                        6,395         10,253
                                            ---------      ---------

       SHAREHOLDERS' EQUITY
Series A preferred  stock, $14.71 par
  value; 340,000 shares authorized,
  issued and outstanding                        5,001            -
Series I preferred  stock, no par
  value; 500,000 shares authorized;
   none issued or outstanding                     -              -
Common stock, voting, no par value;
  50,000,000 shares authorized;
  10,439,552 and 14,159,061 shares
  issued, 10,214,452 and 13,933,961
  shares outstanding                           13,094         36,103
Retained earnings                               1,660          2,559
Cumulative adjustment for foreign
  currency translation                           (435)          (535)
                                            ---------      ---------
                                               19,320         38,127
Less cost of common shares acquired
  for the treasury, 225,100 and
  225,100 shares                                  777            777
                                            ---------      ---------
       Total shareholders' equity              18,543         37,350
                                            ---------      ---------
                                              $24,938        $47,603
                                           ==========      =========

See accompanying notes to consolidated financial statements.

                      MICROWARE SYSTEMS CORPORATION
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)



                                             NINE MONTHS ENDED DEC. 31,
                                            ---------------------------
                                               1995             1996
                                            ---------        ---------
                                                  ($ in thousands)
Cash flows from operating activities:
  Net earnings                                   $895            $899
   Adjustments to reconcile net
     earnings to net cash provided by
     (used in) operating activities:
       Depreciation and amortization              829           1,216
       Deferred income taxes                      (61)           (156)
   Change in assets and liabilities:
       Trade receivables, net                    (752)         (3,556)
       Inventories                                (50)           (117)
       Prepaid royalties                          -              (848)
       Other current assets                      (158)           (186)
       Income taxes receivable                     61             132
       Other assets                              (313)           (703)
       Accounts payable                          (234)            293
       Accrued expenses                          (276)           (320)
       Deferred revenues                          953            (161)
       Income taxes payable                        39             273
                                            ---------       ---------
  Net cash provided by (used in)
     operating activities                         933          (3,234)
                                            ---------       ---------
Cash flows from investing activities:
   Capital expenditures                          (695)         (5,840)
   Purchases of short-term investments            -           (25,900)
   Sales of short-term investments                -            10,468
   Purchase of investment, at cost                -            (5,004)
                                            ---------       ---------
  Net cash used in investing activities          (695)        (26,276)
                                            ---------       ---------
Cash flows from financing activities:
   Proceeds from issuance of notes payable
     to banks and long-term debt                2,157           4,744
   Principal payments on notes payable
     to banks and long-term debt               (2,912)           (950)
   Proceeds from issuance of common stock      12,100          18,984
   Cost of issuance of common stock               (61)           (410)
   Deferred offering costs                       (406)            -
                                            ---------       ---------
  Net cash provided by
   financing activities                        10,878          22,368
                                            ---------       ---------
 Effect of foreign currency exchange
  rate changes on cash                           (194)            (99)
                                            ---------       ---------
  Net increase (decrease) in cash
    and cash equivalents                       10,922          (7,241)
Cash and cash equivalents
  at beginning of period                        1,516          12,337
                                            ---------       ---------
Cash and cash equivalents
  at end of period                            $12,438          $5,096
                                           ==========       =========

Supplemental disclosure of cash flow information:
   Cash paid for interest                        $106            $163
                                           ==========       =========
   Cash paid for taxes                             $6            $225
                                           ==========       =========

Supplemental disclosure of non-cash financing activities:
   In connection with the Company's initial public offering effective April 2, 1996, the 340,000 shares of Series A Preferred Stock were each converted into 4 shares of Common Stock.

See accompanying notes to consolidated financial statements.

                      MICROWARE SYSTEMS CORPORATION
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE NINE MONTHS ENDED DECEMBER 31,1996 AND 1995
                               (UNAUDITED)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In accordance with the rules and regulations of the Securities and Exchange Commission, the preceding unaudited financial statements omit or condense certain information and footnote disclosure normally required for complete financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (which include reclassifications and normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 1996 and for all periods presented, have been made.

2.  NET EARNINGS (LOSS) PER SHARE

Net earnings (loss) per share is computed by dividing net earnings
(loss) by the weighted average number of common and, when dilutive, common equivalent shares outstanding during the period. Dilutive common equivalent shares are calculated using the treasury stock method and consist of common stock issuable upon the exercise of options and warrants.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

Except for the historical information contained herein, the following discussion may contain forward looking statements regarding the Company's business and financial performance that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, as well as in the Company's Registration Statement on Form S-1, Form 10-K Annual Report for the fiscal year ended March 31, 1996 and the Company's other filings with the SEC.

The Company typically charges a one-time fee for a development license and a run-time royalty fee for each copy of the Company's operating system embedded in the customer's product. A key component of the Company's strategy is to increase revenue through run-time royalty fees. Any increase in the percentage of revenues attributable to run-time royalties will depend on the Company's successful negotiation of run-time royalty agreements and on the successful commercialization by the Company's customers of the underlying products. In addition, the Company has experienced significant period-to-period fluctuations in revenues and operating results and anticipates that such fluctuations will continue. These fluctuations have been caused by a number of factors, including but not limited to, customer buying patterns, product development cycles, delays in completion of custom contract work and the timing of sales of the Company's products. The Company typically recognizes a substantial portion of its revenues in the last month of a quarter, with revenues frequently concentrated in the last weeks of a quarter, which heightens the risk of quarterly variability in results.

RESULTS OF OPERATIONS

Third Quarter of Fiscal 1997 Compared to
-----------------------------------------
    the Third Quarter of Fiscal 1996
    ---------------------------------

Revenues

Total revenues increased 2.7 percent or $157,000 from $5.7 million in the third quarter of Fiscal 1996 to $5.9 million in the third quarter of Fiscal 1997. Product revenues increased 4.7 percent or $186,000 from $3.9 million in the third quarter of Fiscal 1996 to $4.1 million in the third quarter of Fiscal 1997. The increase in product revenues resulted primarily from an increase in run-time royalties combined with an increase in development licenses. Services revenue remained relatively constant at $1.8 million and $1.7 million for the third quarters ended December 31, 1995 and 1996, respectively.

Cost of Revenues

Total cost of revenues increased 49.3 percent or $638,000 from $1.3 million in the third quarter of Fiscal 1996 to $1.9 million in the third quarter of Fiscal 1997. Cost of product revenues increased $413,000 from $438,000 in the third quarter of Fiscal 1996 to $851,000 in the third quarter of Fiscal 1997. Cost of product revenues increased primarily due to the costs of third party software being bundled with OS-9 products. Cost of services revenue increased $225,000 from $856,000 in the third quarter of Fiscal 1996 to $1.1 million in the third quarter of Fiscal 1997. The increase in cost of services revenue is primarily attributable to lower margins achieved on custom contract work.

Research and Development

Research and development expenses increased 45.2 percent or $544,000 from $1.2 million in the third quarter of Fiscal 1996 to $1.7 million in the third quarter of Fiscal 1997. This increase primarily resulted from an increase of approximately 30 people, along with associated costs, in the Company's technical staff from the third quarter in Fiscal 1996 to the third quarter in Fiscal 1997. Additional technical staff was added primarily to support additional Internet, wireless and digital television product offerings.

Sales and Marketing

Sales and marketing expense increased 18.4 percent or $387,000 from $2.1 million in the third quarter of Fiscal 1996 to $2.5 million in the third quarter of Fiscal 1997. The overall increase is primarily attributable to costs associated with the opening of a branch office in Munich, Germany, a sales office in Osaka, Japan, new sales personnel in Paris, France and organizational changes in responsibilities from general management duties to sales and marketing more directly related to revenue production.

General and Administrative

General and administrative expense declined modestly between quarters from $875,000 to $861,000 for the third quarters of Fiscal 1996 and Fiscal 1997, respectively.


Nine Months Year-to-Date of Fiscal 1997 Compared to
--------------------------------------------------
    the Nine Months Year-to-Date of Fiscal 1996
    --------------------------------------------

Revenues

Total revenues increased 18.4 percent or $3.1 million from $16.9 million for the nine month period ended December 31,1995 to $20.0 million for the nine month period ended December 31,1996. Product revenues increased 4.2 percent or $490,000 from $11.6 million in the nine month period ended December 31, 1995 to $12.1 million in the nine month period ended December 31, 1996. The increase in product revenues from the nine month period ended December 31,1995 to the nine month period ended December 31,1996 results primarily from an increase in initial development license fees from key wireless and Internet customers. Services revenues increased 49.3 percent or $2.6 million from $5.3 million in the nine month period ended December 31, 1995 to $7.9 million in the nine month period ended December 31, 1996. Services revenues increased from the nine month period ended December 31,1995 to the nine month period ended December 31 ,1996 primarily as a result of the Company engaging in the development of new processor ports. In addition, services revenue increased as a result of the Company adapting certain third party software to OS-9 for key wireless, Internet and DAVID customers.

Cost of Revenues

Total cost of revenues increased 35.1 percent or $1.3 million from $3.6 million in the nine month period ended December 31, 1995 to $4.9 million in the nine month period ended December 31, 1996. Cost of product revenues increased from $1.7 million in the nine month period ended December 31, 1995 to $2.1 million in the nine month period ended December 31, 1996. Cost of product revenues increased primarily due to the cost of third party software being bundled with OS-9 products. Cost of services revenue increased from $1.9 million in the nine month period ended December 31, 1995 to $2.8 million in the nine month period ended December 31, 1996. The increase in cost of services revenue is attributable to lower margins achieved on custom contract work performed in the third quarter of Fiscal 1997.

Research and Development

Research and development expenses increased 36.4 percent or $1.4 million from $3.8 million in the nine month period ended December 31, 1995 to $5.2 million in the nine month period ended December 31, 1996. This increase primarily resulted from an increase of approximately 30 people, along with associated costs, in the Company's technical staff from the nine month period ended December 31, 1995 to the nine month period ended December 31, 1996.

Sales and Marketing

Sales and marketing expense increased 28.0 percent or $1.6 million from $5.7 million in nine month period ended December 31, 1995 to $7.3 million in the nine month period ended December 31, 1996. The overall increase is primarily attributable to costs associated with the opening of a branch office in Munich, Germany, a sales office in Osaka, Japan, new sales personnel in Paris, France and organizational changes in responsibilities from general management duties to sales and marketing more directly related to revenue production.

General and Administrative

General and administrative expense decreased 16.9 percent or $505,000 from $3.0 million in the nine month period ended December 31, 1995 to $2.5 million in the nine month period ended December 31, 1996. The primary reason for the overall decrease is attributable to organizational changes in management responsibilities from general management to more direct duties associated with revenue production.

Liquidity and Capital Resources
-------------------------------

At December 31, 1996, the Company had working capital of $26.7 million, and approximately $20.5 million in cash, cash equivalents and short-term investments.

On May 9, 1996, the Company purchased approximately 17.5 acres of land for approximately $2.1 million on which the Company is currently constructing an 88,000 square foot office building to consolidate all Des Moines, Iowa operations. The estimated cost of the project is approximately $9.0 - $10.0 million (including associated land) and is financed by a $10.0 million line of credit secured by short-term investments, land and building.

On October 16, 1996, the Company made an approximately $5.0 million equity investment in Unwired Planet, Inc., a privately-held Delaware corporation based in Redwood Shores, California.

Management believes that the Company's working capital and borrowing capacity are sufficient to meet the Company's financial needs through the end of Fiscal 1998.

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

                      MICROWARE SYSTEMS CORPORATION

    Date: February 14, 1997   /s/ KENT R. KELDERMAN
                              -----------------------
                              Kent R. Kelderman
                              Chief Financial Officer,
                              Executive Vice President - Finance
                              and Treasurer