Form 10-K
period 1997-03-31
MICROWARE SYSTEMS CORP
filed 1997-06-27
CIK 1003383

SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549

                                       FORM 10-K

                                       (MARK ONE)

            [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended March 31, 1997

            [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                              Commission file number 0-27988
                             -------------------------------

                              MICROWARE SYSTEMS CORPORATION
                (Exact name of Registrant as specified in its charter)

                          -------------------------------------


         IOWA                                             42-1073196
 (State or other jurisdiction                 (I.R.S. Employer incorporation
       of organization)                           or Identification Number)

  1900 N.W. 114TH ST.
    DES MOINES, IOWA                                      50325-7077
  (Address of principal                                    (Zip Code)
  executive offices)



                                    (515) 223-8000
                   (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, no par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or in any amendment to this Form 10-K.

The approximate value of the voting stock held by non-affiliates of the registrant as of June 12, 1997 was $37,986,886.

Number of shares outstanding as of June 12, 1997: 14,322,659.

Documents Incorporated by reference: Definitive Proxy Statement to be filed for the 1997 Annual Meeting of Shareholders (Part III).

MICROWARE SYSTEMS CORPORATION

INDEX
                                                          Page
Part I
Item 1.  Business                                           3
Item 2.  Properties                                        16
Item 3.  Legal Proceedings                                 17
Item 4.  Submission of Matters to a Vote of Security
         Holders                                           18
Item 4A. Executive Officers of the Registrant              19

Part II
Item 5.  Market for the Registrant's Common Equity
         and Related Stockholder Matters                   20
Item 6.  Selected Consolidated Financial Data              21
Item 7.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations     23
Item 7A. Quantitative and Qualitative Disclosures about
         Market Risk                                       31
Item 8.  Financial Statements and Supplementary Data       32
Item 9.  Changes in and Disagreements with Accountants
         on Accounting and Financial Disclosures           34
Part III
Item 10. Directors and Executive Officers of the
         Registrant                                        34
Item 11. Executive Compensation                            34
Item 12. Security Ownership of Certain Beneficial
         Owners and Management                             34
Item 13. Certain Relationships and Related Transactions    34

Part IV
Item 14. Exhibits, Financial Statements, Schedule, and
         Reports on Form 8-K                               35

Signatures                                                 37
Index to Exhibits                                          39

Part I

CAUTIONARY NOTE:
     IN ADDITION TO HISTORICAL FINANCIAL INFORMATION, THIS DISCUSSION OF THE COMPANY'S BUSINESS AND OTHER ITEMS IN THIS ANNUAL REPORT ON FORM 10-K INCLUDE FORWARD-LOOKING STATEMENTS ABOUT MICROWARE'S BUSINESS. THESE STATEMENTS SHOULD BE EVALUATED IN THE CONTEXT OF THE RISKS AND UNCERTAINTIES INHERENT IN MICROWARE'S BUSINESS, INCLUDING THE VARIABILITY OF THE COMPANY'S QUARTERLY OPERATING RESULTS; THE SUCCESSFUL DEVELOPMENT OF THE DIGITAL TELEVISION, WIRELESS COMMUNICATIONS AND OTHER EMERGING MARKETS AT WHICH THE COMPANY'S PRODUCTS ARE TARGETED; THE COMPANY'S ABILITY TO SUCCESSFULLY MANAGE GROWTH AND KEEP PACE WITH ITS COMPETITION AND WITH RAPID TECHNOLOGICAL CHANGE; THE RISK OF MATERIAL LITIGATION RELATED TO THE COMPANY'S INTELLECTUAL PROPERTY RIGHTS AND LICENSES; AND OTHER FACTORS MENTIONED THROUGHOUT THIS FORM 10-K AND IN THE COMPANY'S OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION.


Item 1. Business
     Microware Systems Corporation is a corporation which was organized under the laws of the state of Iowa in 1977. Its principal executive offices are located at 1900 N.W. 114th Street, Des Moines, Iowa 50325-7077 (telephone number 515-223-8000; Internet: info@microware.com or http://www.microware.com). References in this Annual Report on Form 10-K to "Microware" or "the Company" are to Microware Systems Corporation and its subsidiaries.

General Development of Business
     Microware develops, markets and supports sophisticated real time operating system software and development tools for advanced consumer and business products and other embedded computers. Microware's product line is built around its OS-9 real time operating system, which was first introduced in 1980 and has been continually refined to incorporate advances in technology. OS-9 is a real time operating system targeted at "embedded systems" - computers dedicated to specialized tasks embedded within application-specific industrial or computer products.

     Microware's business is focused on developing and marketing OS-9 for use in high volume embedded systems for consumer and business uses - "smart products" such as digital televisions, hand-held communications and computing devices such as advanced wireless telephones and pagers, and Internet appliances and other network computers. Microware believes that these markets are a potentially large growth area within the embedded systems market, and that its technological advantages and relationships with strategic customers make Microware well-positioned to establish OS-9 as a solution within these emerging markets. However, because these are emerging markets which are not well established, this strategy exposes Microware's business to significant risks and uncertainties, as discussed throughout this Report.

Products and Services
     Microware offers a broad range of software products based on the OS-9 real time operating system that can be configured to suit a range of applications in a variety of industries. Substantially all of the Company's revenues are derived from OS-9 and related tools.

     Because the Company's current revenues and future growth are dependent upon the continued acceptance of OS-9 technology in its current markets and the successful application of OS-9 technology in new markets, impairment of the OS-9 software in any market for any reason could have a material adverse effect on the Company's current business or future revenues.

     Microware's products are designed for use with leading microprocessors, including the Motorola 68xxx, Intel x86/Pentium, Motorola/IBM PowerPC, Hitachi SH, ARM, and other processor families. The Company also provides engineering and training services to support its customers' development efforts. The Company's products and services include the following:

Operating System Products:
     Microware's operating system products are based on the OS-9 Developers' Pak, which includes the OS-9 kernel, a range of I/O and file managers, various networking protocols, and device drivers. OS-9 is combined with more specialized software modules to create operating system products targeted at specific advanced consumer and business products markets.

     DAVID combines OS-9 with a graphics API and support for various digital audio/video transmission and networking protocols to provide a full operating environment for the developers of interactive digital television decoders. DAVIDLite is a streamlined implementation of DAVID targeted at digital broadcast and satellite decoder manufacturers.

     Wireless OS-9 combines OS-9 with a graphics API, power management software, and other specialized functionality for the manufacturers of wireless devices.

     Microware has also ported a number of third party technologies to its operating systems which are available as extensions to the standard OS-9 packages, including the following:

      - Java support
      - Internet browsers
      - PCCard support
      - IrDA infrared communications support
      - Data encryption.

     Microware's operating system products are available through OEM license agreements which generally provide licensees (i) the right to use a specific configuration of OS-9 modules for internal product development in consideration of payment of an initial license fee; and (ii) the right to distribute copies of OS-9 and related software embedded in the licensee's product in consideration of the licensee's payment of a per copy royalty for every copy of OS-9 distributed.

Tools Products:
     Development Tools are developed and sold by Microware to OS-9 licensees for developing OS-9 applications. Most tools run on Microsoft Windows and popular UNIX workstations, as well as on OS-9. The tools are designed to reduce the cost and increase the speed of the development of OS-9 applications. The operating system and development tools are well integrated and are updated on a coordinated schedule. Customers therefore avoid potential incompatibility among competing vendors. These development tools include:

     - Ultra C and Ultra C++ Compilers, which provide high-level language support for real time applications;

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


     Microware is also working with Metrowerks Corporation, a leading provider of development tools for desktop computer application developers, to develop a version of Metrowerks' Codewarrior integrated development environment for OS-9.

      Development Tools are generally licensed under "shrink-wrap" terms on a per-seat basis.

Software Maintenance and Upgrade Services:
     Licenses of Microware's operating system and tools products are typically bundled with maintenance support contracts that provide updates of the licensed software and routine technical support.

Professional Services:
      Professional services cover a wide range of activities including consulting, custom engineering, technical support and training. A high level of customer service and support is essential because many of the Company's customers depend on the Company's products to support the development and operation of complex applications. Custom engineering revenues are typically generated from discrete software engineering projects adapting OS-9 to specific customer requirements. The Company also selectively engages in custom development in order to extend its product line. Professional services are generally provided based on the number of engineering hours devoted to a given project.

Markets, Applications and Customers
     Microware's strategy is to leverage its advanced technology, strategic customer relationships, commitment to quality, and expertise based on years of experience in the embedded systems market to establish OS-9 as a standard operating environment for high volume smart products. To achieve this goal, Microware focuses its marketing and product development efforts on those emerging smart products markets it believes have the greatest potential to increase Microware's future revenue: (i) digital television, (ii) wireless hand-held communications devices, and (iii) Internet appliances and other network-based computing devices. In product development, the Company tailors OS-9 packages for each specific market, typically by adding new modules providing specialized functionality for that market. For example, Microware provides motion picture file manager support for digital television products, power management software for hand-held, battery-operated wireless devices, and Java support for Internet access devices. In sales and marketing, this means developing strategic customer relationships with market leaders, such as Motorola in the wireless products market or IBM in the network computer market, and working closely with the providers of complementary technologies.

     While the Company believes this vertical market strategy holds great potential for long-term revenue growth, it also involves some risk. Focusing on large account customers in select vertical markets diverts the Company's engineering, sales, and marketing resources from the traditional general purpose embedded systems market. The Company's increasing focus on licensing and service revenue from large customers and the proportionate decline in revenues from traditional industrial and scientific licensees makes the Company's earnings variable on both a quarterly and annual basis.
Substantial expenditures are necessary to establish and maintain the Company's position in these markets, which may or may not develop as expected by the Company. Because most of these expenses are fixed costs related to increased headcount, they are not amenable to rapid adjustments based on revenues and may impact profitability in the short term. While the Company believes it has achieved notable success in obtaining new design wins with promising new advanced consumer and business products, there can be no assurance that the Company's vertical market strategy will be successful, that the markets targeted by the Company will grow as expected, or that the Company will be able to generate significant revenues or earnings from its efforts.

     These emerging markets are at early stages and are not well-defined. Significant uncertainty exists regarding the economic viability of these new services and products, and consequently demand for such products and services is uncertain. Moreover, these markets are very competitive and technically demanding. Developing software solutions for smart products requires substantially more engineering effort than a traditional real time system for industrial or scientific uses. It involves developing a system with all the real time multitasking ability and robustness of a factory system, with much of the application functionality of a desktop computer, while using a very small amount of memory and supporting a wide array of microprocessor architectures. There can be no assurance that these markets will develop as planned, that Microware will be able to successfully establish its products as standards within these markets, that Microware will continue to derive substantial revenues from these markets, or that Microware's revenues will exceed its investment in these markets.

      In its effort to establish its products in these emerging markets, the Company is relying on a relatively small group of strategic customers. These companies include leading telecommunications, computer and consumer electronics companies which have licensed various Microware products for incorporation into a variety of devices. Microware's success is a function of these customers' ability to successfully develop and market new products based on OS-9. There can be no assurance that any strategic customer will successfully be able to market such products.

Traditional Embedded Systems Business
     The traditional real time embedded system software market remains an important component of Microware's business. Licenses to manufacturers of process control, scientific and medical instrumentation, and other relatively low-volume products are a significant source of revenue. Emerging markets for the Company's traditional embedded systems business include intelligent transportation systems, private network computer systems, gaming devices, office automation and medical instrumentation. The Company derives a substantial amount of its revenues from license fees, support and custom contract engineering work for its traditional embedded systems business customers. The Company believes that the market for its operating system software in the general embedded systems market is large and diversified, and continues to develop, market, support and license its products to and for customers in the traditional embedded systems market. Microware believes that it has a significant share of the third party embedded operating system market.

Digital Television Business
     In 1993 Microware leveraged its early multimedia experience with the CD-i system to develop a new operating system configuration targeted at the emerging digital television business -- DAVID. Digital television represents a new market opportunity for the Company, driven by the worldwide deployment of new telecommunications networks - ranging from currently available digital broadcast satellite ("DBS") networks to the broadband networks under development by certain regional telephone companies. In the immediate term, these networks will provide higher quality digital video and audio, increased channel capacity, and more user options for one-way conditional access programming such as premium channels and pay-per-view. In the long term, as broadband networks develop, a wide array of interactive services are expected, such as Internet access, video on demand, home shopping, gaming, information retrieval, and video mail. DAVID is designed to operate the digital decoders that turn standard televisions into smart clients on these networks with interactive processing, graphics, video and audio functionality. This decoder can be an external device ("set-top box") or embedded within the television.

     DAVID has emerged as a standard operating system for digital decoders, having been licensed by over 20 set-top box manufacturers and used in trial deployments around the world. A critical element of the DAVID software is its modular architecture, which allows components to be added and removed dynamically over a network while the operating system is running. DAVID's scaleable architecture and efficient system software enable operators to add digital features to already-deployed DAVID set-top boxes at an acceptable incremental cost.

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

     DAVIDLite is a streamlined configuration of DAVID targeted at digital-video broadcast products for existing cable systems, new multichannel multipoint distribution systems ("MMDS") and DBS networks. Content and hardware developed using DAVIDLite will be fully compatible with DAVID-based broadband systems. DAVIDLite has been licensed by Zenith Electronics Corporation, among others, for use in set-top boxes it is providing to Americast, a consortium of Ameritech, SBC, Bell South, GTE, and Disney.

     To date, most of the Company's digital television revenues have been from DAVID and DAVIDLite license agreements and custom contract engineering with digital decoder manufacturers. The Company's current activities relating to its new media markets remain focused upon licensing DAVID and DAVIDLite for digital television uses. There can be no assurance that the Company will be able to sustain development license revenues at their current levels, that the Company will receive substantial run-time license revenues from any digital television industry participant, or that the Company will be able to establish and maintain DAVID as an industry standard.

     Despite the announced intentions of many companies, and the Company's belief that DAVID is well positioned as a standard for the digital television market, the Company believes the digital television market is at a very early stage and is not well defined. Many prominent deployments have been delayed, and there can be no assurance that the digital television market will develop in any predictable or immediate way. These delays may erode DAVID's time-to-market advantage to the benefit of the Company's competitors. There is significant uncertainty about the economics of delivering such services, including the willingness of consumers to pay for digital television and the profitability of these services. Furthermore, many of the announced intentions involve architectures, operating systems and hardware which are proprietary to the parties involved and which could compete or conflict with each other and with the Company's digital television strategy. It is therefore difficult to make reliable estimates of the size of the digital television market or the Company's likely market share.

Wireless Products Business
     In 1996 Microware released a new configuration of its operating system targeted at the manufacturers of wireless hand-held communications devices. Wireless OS-9 combines OS-9 with the MAUI graphics API and new software modules created for key wireless functions such as power management, which is critical to allow personal communications devices to obtain longer battery life.

     Microware believes there is an emerging market for new categories of wireless communications devices combining the small size and low cost of traditional pagers with the more advanced interactivity and computing power of personal digital assistants -- new types of pagers and wireless telephones which include small screen displays and keyboards and use the Internet to enable transmission and receipt of electronic mail and in some cases World Wide Web browsing. The Company believes OS-9 is well suited to operate such devices.

     Microware's wireless strategy is to provide a wide variety of products and services for licensing to leading wireless equipment manufacturers. The core of this strategy is the development of strategic customer relationships with leading manufacturers of wireless devices.

     Under a July 1995 software development and license agreement, Microware is providing OS-9 as the operating system for various wireless devices under development by Motorola, Inc. In July 1995, Motorola also purchased 1,526,232 shares of Microware Common Stock and warrants to purchase up to 1,803,728 additional shares which warrants expire at various dates from July 31, 1998 through July 31, 2001. Pursuant to the Stock and Warrant Purchase Agreement, a designee of Motorola, Motorola's President and Chief Operating Officer, Robert
L. Growney, serves on Microware's Board of Directors.

     During the fiscal year ended March 31, 1997, Microware also licensed Wireless OS-9 to Ericsson, Inc. for use in new wireless products, and to Northern Telecom, Ltd. ("Nortel") for its new range of mobile Java terminals. Nortel also distributes GSM and PCS digital phones manufactured by an affiliate under license from Microware.

     During the past fiscal year, the Company's revenues from its wireless activities primarily consisted of license fees, non-refundable prepaid royalties and custom contract engineering fees received from wireless customers. The Company's future operating results will depend significantly on the development of its products and personal wireless communication devices. To date some of the wireless device projects for which OS-9 has been licensed and customized have been delayed due to factors beyond Microware's control. Such delays may continue in the future. While the wireless communications market is established, the Company's strategy depends on the incorporation of the Company's software into new products, such as two-way pagers and smart wireless telephones, for which demand is uncertain. There can be no assurance that such products will be successfully developed or commercialized or that the Company will derive significant revenues or earnings from such products.

Investment in Unwired Planet
     In October 1996, Microware made a $5.0 million equity investment in Unwired Planet, Inc., a privately held company based in Redwood Shores, California. Unwired Planet develops, markets, and supports Internet browser products targeted at the manufacturers of wireless telephones and pagers. Prior to the investment, Microware and Unwired Planet ported Unwired Planet's browser technology to OS-9. Microware believes its strategic investment in

Unwired Planet will further the Company's efforts to establish OS-9 as a standard operating system for wireless devices.

Internet Appliance Business
     In all aspects of its business, Microware is expanding its Internet product offerings to enable OEMs to offer consumers and business Internet access through smart devices. The core of this effort is Microware's support for the Java programming language and application environment developed by the JavaSoft business unit of Sun Microsystems, Inc. Java has achieved wide market acceptance as a programming language which allows developers to write applications which will be interoperable across any Java-compatible operating system/processor platform.

     In May of 1997, Microware entered into an Addendum to its February 1996 license agreement with JavaSoft which extends the license to cover an array of additional Java packages targeted at memory-constrained consumer and business devices such as those under development by many of Microware's customers. Microware believes access to these more specialized Java technologies will make OS-9 a more competitive solution for the manufacturers of Internet-enabled smart products.

     Microware has also licensed Internet browser products, including Spyglass Mosaic and the HotJava browser. Microware has expended substantial resources during the past fiscal year to license and develop Java and browser support for OS-9, but there can be no assurance that its revenues from those products will recoup that investment. Microware also has joint marketing relationships with certain providers of browser technology for digital television and wireless devices, such as Unwired Planet.

     During the fiscal year ended March 31, 1997, Microware entered into a number of agreements with customers related to the development of Internet-enabled smart products. Microware licensed OS-9 to Uniden America Corporation for use in its AXIS telephone, a cordless telephone combined with a small computer terminal which allows users to send and receive electronic mail. Microware also developed most of the application software in the AXIS phone, which is currently available in retail outlets. Microware has jointly developed with IBM a version of OS-9 for a variety of network computing technologies under development by IBM. Corel Corporation has also licensed OS-9 for use with its network computer and PDA products, and is porting its Corel Office JV technology (version of the Corel office suite written in Java) to OS-9. Microware also has a license to distribute Corel Office JV and other related technologies bundled with OS-9.

     While Microware believes there is demand among embedded systems designers for licensing leading Internet technology in conjunction with real time operating system software such as OS-9 and DAVID, there are substantial risks and uncertainties associated with the Company's Internet efforts. Most of the Company's new Internet product enhancements are licensed from third parties under restrictive license agreements requiring the payment of royalties.
There can be no assurance that the terms of those licenses will be adequate to enable Microware to provide its customers with satisfactory terms and conditions for those products, or that additional products desired by customers will be available for licensing in the future. Porting those third party products to OS-9 requires substantial engineering efforts, not all of which may be compensated for by customers. Significant uncertainty remains about the commercial viability of the Internet, and there can be no assurance that the current level of demand for Internet products among embedded systems designers will continue.

Technology

OS-9 Operating System
     OS-9 is a full-featured, multitasking, real time operating system that goes beyond the base features that are generally provided by the simple task-switching software traditionally used in embedded systems. OS-9 currently is configured for the Motorola 68xxx, Intel X86/Pentium, Motorola/IBM PowerPC, Hitachi SH, ARM, and certain other microprocessor and microcontroller families.

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

Expansion Modules
     The OS-9 family contains an extensive library of specialized I/O subsystem plug-in modules for OS-9 which may be licensed as required by the functional requirements of specific customer hardware configurations. These add-on modules include networking support (Internet support, interoperability protocols, infrastructural compatibility such as ATM and ISDN), multimedia functionality (graphical user interface protocols, MPEG support, graphics file managers), advanced communications protocols (serial packet support, interprocess communications), memory storage support, and power management protocols. Microware also offers pre-packaged versions of the OS-9 kernel bundled with selected expansion modules for specific applications including:
OS-9 System Developer Kits; Board Support Packages for popular VME, ISA and other bus-oriented computer systems; DAVID for digital television; Wireless OS-9 for wireless devices; and CD-RTOS for CD-i players.

     Microware is also adding diverse third party support to complement its proprietary expansion modules. Third party support currently available or under development includes Java(tm) support and HotJava(tm) browser, the Spyglass Web Technology Kit, PCCard support (SystemSoft Corp.), IrDA infrared protocol support (Counterpoint Systems Foundry, Inc.), Corel Office JV, and communications security (RSA Data Security, Inc.).


Development Tools
     The Company produces several development tools and packages. Ultra C allows designers of complex real-time systems to precisely control code generation and optimization on a local basis for either speed or code size, and is designed to be quickly re-configured for any modern 32-bit or 64-bit microprocessor. A C++ version of Ultra C was introduced during 1995.

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


Marketing, Sales and Distribution

     Microware markets and licenses its products principally through its direct sales force. In North America, the Company sells its core products through a direct sales force of 11 personnel located throughout the United States. The Company's direct sales force is supported by 5 field application engineers located throughout the United States and 7 sales and marketing personnel located in Des Moines, Iowa. The Company also has a number of other independent authorized distributors.

     In Japan, France and the United Kingdom, the Company's products are sold through the Company's sales and service subsidiaries, consisting of 19, 9 and 11 sales representatives, respectively. In October 1996, the Company terminated its previous independent German distributor and opened a branch office of Microware Systems Corporation in Munich, which is currently staffed by 5 employees. International sales accounted for approximately 68%, 67%, and 50% of revenues in fiscal years 1995, 1996, and 1997, respectively. See "Business - Wireless Products Business" and note 11 of the Notes to the Consolidated Financial Statements.

     The Company's technical support staff assists customers with problems and questions in the installation and use of the Company's products. Technical support is provided by Microware's staff of support engineers in North
America, Europe and Japan.   Distributors and original equipment manufacturers
generally offer first level customer support to their end-user customers and rely on the Company for additional support. The Company also selectively engages in custom development activities related to extension of its product line.

      The Company generates new business opportunities in its target markets through direct marketing, advertising, press releases, trade shows, user group meetings, telemarketing, direct mail and through its strategic alliances. Microware is also active in various industry standard bodies, including ANSI, IMA, DAVIC, and DSMCC. In addition, Microware believes that its ISO 9001 certification gives the Company a marketing advantage, especially in international markets.

Competition
     The embedded software industry is highly competitive and is characterized by rapidly advancing technologies. To maintain or improve its position, the Company must continue to enhance its current product offerings and introduce new product features and extensions in a timely fashion.

     The Company's core and wireless communications products compete with proprietary software developed internally by embedded system product manufacturers, as well as with many third party vendors of development tools for embedded systems, including many privately held companies and several publicly held companies. Several microprocessor manufacturers, including Intel and Motorola, distribute software that at times competes with the Company's products. The Company expects that additional competitors, including other large software vendors, will emerge. Some of the Company's current competitors, and many of the Company's potential competitors, have substantially greater technical, sales, marketing and financial resources than the Company. Other than proprietary software developed internally by embedded systems manufacturers, the Company's core and wireless products compete primarily with products by Integrated Systems, Inc. ("ISI"), Mentor Graphics Corp. (through its acquisition of Microtec Research, Inc.), Microsoft Corporation ("Microsoft"), and Wind River Systems, Inc. ("Wind River").

     In the digital television market, the Company's digital television decoder products compete with software developed internally by set-top box manufacturers, including Scientific-Atlanta's PowerTV and Thomson Consumer Electronics' TV Open and with products from ISI and Wind River. Many of the Company's digital television competitors have substantially greater technical, sales, marketing and financial resources than the Company.

     In the Internet appliance market, especially the Internet digital television market, the Company has experienced competition from ISI and Wind River as well as from a number newer competitors providing operating system microkernel software bundled with Internet access technology and, in many cases, Internet services and hardware. These competitors include WebTV Networks, Inc., which recently entered into an agreement to be purchased by Microsoft.

     During 1996, Microsoft released a new product based on its Windows operating system, called "Windows CE", targeted at hand-held computing devices. This and other efforts by Microsoft to gain market share in the embedded operating system business could have a significant effect on the market and could adversely affect the Company's business.

     The Company expects that as the digital television, wireless personal communications, Internet appliance, and other emerging embedded systems markets evolve, additional competitors will seek to enter these markets.

     The Company believes that its ability to effectively compete in its core, wireless and digital television markets depends on factors both within and outside its control, including timing and success of new products developed by the Company and its competitors, product performance and price, the Company's ability to provide custom development and integration services, distribution and customer support, product reputation, customers' willingness to replace internally developed software solutions and customers' assessment of the Company's financial resources and its technical and service expertise. The Company believes that it competes effectively in its markets on the basis of product features and reliability, price performance characteristics, reputation, worldwide infrastructure, support services, sales and marketing strength and financial stability. There can be no assurance that the Company will be able to compete successfully with respect to these and other factors. In particular, competitive pressures, including pricing pressures for the Company's run-time licenses and new product introductions from existing and new competitors could adversely affect the Company's business and results from operations.

Research and Development
     The Company has made substantial investments in product development. The Company believes that its future success will depend in large part on its ability to enhance its existing products, to develop new products and to maintain its technological competitiveness. As of March 31, 1997, the Company employed 123 product development engineers. Of these, 107 engineers were based in Des Moines, Iowa and 16 were based in Tokyo, Japan.

     During fiscal 1995, 1996, and 1997 research and development expenses amounted to $5.6 million, $5.0 million, and $7.2 million respectively, excluding capitalized software development costs. For the above periods, research and development expenses represented 29.9%, 21.2%, and 27.4% of the Company's total revenues, respectively. For the same periods, software development costs capitalized totaled $204,000, $150,000, and $81,000, respectively. The Company believes that its current level of research and development expenses is adequate to meet its competitive needs. The Company anticipates that it will continue to commit substantial resources to product development in the future.

     The markets for the Company's products are characterized by ongoing technological developments, evolving industry standards and rapid changes in customer requirements. The Company's success depends upon its ability to offer its products across a spectrum of microprocessor families used in the embedded systems market, to continue to enhance its existing product lines, to develop and introduce in a timely manner new products that take advantage of technological advances and to respond promptly to customers' requirements. In the past fiscal year, the Company expended substantial research and development resources on extensions of its existing product offerings and the development of new product offerings to support its vertical market strategy. These investments are expected to continue in the future. The Company's ability to recoup these investments are highly dependent on the success of the Company's vertical market strategy. There can be no assurance that the Company's current level of research and development spending and scope will be adequate, that the Company will be successful in developing and marketing enhancements to its existing products or new products on a timely basis, or that its new products will adequately address the changing needs of the marketplace. Failure by the Company in any of these areas could materially and adversely affect the Company's business and results of operations. From time to time, the Company or its competitors may announce new products, capabilities or technologies that have the potential to replace or shorten the life cycles of the Company's existing products. There can be no assurance that announcements of currently planned or other new products will not cause customers to defer purchasing existing Company products.

     The Company has in the past experienced delays in software development, and there can be no assurance that the Company will not experience delays in connection with its current or future product development activities. Prior delays have been the result of the reallocation of engineering resources to other higher priority projects, other resource limitations, problems with independent contractors, changes in market requirements and unanticipated difficulties in engineering. There can be no assurance that future delays in the introduction of new products will not occur. Delays and difficulties associated with new product introductions or product enhancements could have a material adverse effect on the Company's results of operations. Software products as complex as those offered by the Company may contain undetected errors or version compatibility issues, particularly when introduced or as new versions are released. In addition, the Company has occasionally purchased from third parties certain product enhancements, and may employ outside product developers in the future. There can be no assurance that such enhancements or developments will be successfully completed on a timely basis.

Proprietary Rights
     The Company's success is dependent upon its proprietary technology and products. The Company regards its software as proprietary and, to date, the Company has relied principally upon copyrights, trademarks, trade secrets and contractual restrictions to protect its proprietary technology. The Company currently has one United States patent relating to certain functionality of its operating systems in digital television network environments expiring in February 2015, and four U.S. patent applications pending. The Company generally enters into confidentiality agreements with its employees and confidentiality and license agreements with its distributors, customers and potential customers, and limits access to and distribution of the source code to its software and other confidential proprietary information. End-user licenses of the Company's software are sometimes in the form of shrink-wrap license agreements, which typically are not signed by licensees and therefore may be unenforceable under the laws of many jurisdictions. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States. Accordingly, despite precautions taken by the Company, it may be possible for unauthorized third parties to copy certain portions of the Company's technology or to obtain and use information that the Company regards as proprietary. There can be no assurance that the steps taken by the Company will be adequate to prevent misappropriation of its technology or to provide an adequate remedy in the event of a breach by others.

     Certain technology used in the Company's products, including Java support, browser technology, PC Card support, and IrDA support, is licensed from third parties. These licenses generally require the Company to pay royalties and to fulfill confidentiality obligations. In the future, it may be necessary or desirable for the Company to seek additional licenses of intellectual property rights held by third parties. There can be no assurance that such licenses will be available or, if such licenses are available, that the terms thereof will not have a material adverse effect on the Company's business, financial condition and results of operations.

     There has been substantial industry litigation regarding intellectual property rights of technology companies. Although the Company is not aware of any infringement by its products of any patents or proprietary rights of others, patent and copyright protection for software is still a developing area of law and increased visibility of the Company and its products could provoke claims of infringement from third parties. The Company generally agrees to indemnify its customers for liability incurred in connection with the infringement of a third party's intellectual property rights, including patents. In the future, litigation may be necessary to enforce and protect trade secrets and other intellectual property rights owned by the Company. The Company may also be subject to litigation to defend the Company against claimed infringement of the rights of others or to determine the scope and validity of the proprietary rights of others. Any such litigation could be costly and cause diversion of management's attention, either of which could have a material adverse effect on the Company's results of operations and financial condition. Adverse determinations in such litigation could result in the loss of the Company's proprietary rights, subject the Company to significant liabilities, require the Company to seek licenses from third parties or prevent the Company from manufacturing or selling its products, any one of which could have a material adverse effect on the Company's business, financial condition and results of operations. Furthermore, there can be no assurance that any necessary licenses will be available on reasonable terms, or at all.

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

     The Company is currently transferring its production to a CD-ROM based system in which all software and related documentation is provided to the customer on a single disc.

Backlog
     The Company generally ships its products within a few days after acceptance of a customer purchase order and, therefore, has insignificant product backlog. The low product backlog makes it difficult to predict with accuracy quarterly revenues and quarterly earnings prior to the end of a quarterly reporting period. Contract engineering services backlog, consisting of orders for specific engineering services and maintenance support to be performed within the following 12 months, was approximately $2,206,000 as of March 31, 1997 and $4,274,000 as of March 31, 1996.

Employees
     As of March 31, 1997, the Company employed 259 people, including 88 in marketing, sales and support services, 123 in engineering and product development and 48 in operations, finance and administration. Of these employees, 190 are located in the United States, and 69 are employed by the Company's international operations. None of the Company's employees is represented by a labor union or is the subject of a collective bargaining agreement. The Company has never experienced a work stoppage and believes that its employee relations are good.


Notice Regarding Trademarks
     Microware, OS-9, and DAVID are registered trademarks of Microware Systems Corporation. The Microware logo, MAUI, UpLink, ITEM, FasTrak, Ultra C, and Ultra C++ are trademarks of Microware Systems Corporation. Java and HotJava are trademarks of Sun Microsystems, Inc. All other marks are trademarks or registered trademarks of their respective holders.

Item 2. Properties

     The Company owns its main operating facility located in Des Moines, Iowa, subject to mortgage debt. This space is used for research and development, sales and marketing, operations and administration and consists of approximately 28,000 square feet. Annual mortgage payments for the Company's main operating facility total approximately $144,000. Effective October 10, 1995, the Company entered into a one-year lease agreement for additional office space of approximately 12,500 square feet in Des Moines, Iowa to support the overall growth of the Company. Currently this space is leased on a month to month basis, pending completion of the Company's new headquarters building which is scheduled to be finished in August, 1997. Annual rent for this office space is approximately $183,000. The Company also leases under cancelable terms approximately 7,400 square feet in Tokyo, Japan for an annual rental payment of approximately $380,000. The Company also leases 15 domestic and international sales and support offices for an aggregate annual rental payment of approximately $356,000. The Company believes that additional space will be available as needed.

     The Company is currently constructing a new corporate headquarters facility to consolidate its Des Moines, Iowa operations. The Company expects construction to be completed by August 1997 and the move to be completed by September 1997. The estimated overall cost of the project is approximately $10,000,000 (including associated land costs) and is being financed by a $10,000,000 construction loan secured by short-term investments, land and building. Additionally, the Company has entered into a Development Agreement with the City of Clive, Iowa, pursuant to which the City will refund to Microware over 10 years 100 percent of the property taxes attributable to Microware's improvement of the property. There can be no assurance that the Company will successfully complete the project within budget, that the Company will be able to sell its existing headquarters facility at a price in excess of its current investment or that the move will not disrupt the Company's operations or adversely affect the Company's operating results over the near term.

     The following table shows the location and approximate square footage of the Company's leased facilities as of March 31, 1997.

                     LOCATION           APPROXIMATE SQUARE FOOTAGE
                     --------           --------------------------
                West Des Moines, Iowa            12,500
                Urbandale, Iowa                   7,000
                Campbell, California              3,100
                Newton, Massachusetts             1,120
                Oak Brook, Illinois                 150
                Itasca, Illinois                    600
                Norcross, Georgia                   400
                Austin, Texas                       200
                Richardson, Texas                   200
                Plano, Texas                        400
                Tokyo, Japan                      7,400
                Osaka, Japan                      1,100
                Burnham, England                  4,000
                Meyreuil, France                  5,000
                Paris, France                     2,500
                Hoehenkirchen, Germany            2,500
                Amsterdam, The Netherlands          230

Item 3. Legal Proceedings

     The Company is not a party to, and none of its properties are the subject of, any material litigation, and the Company is not aware of any proceedings contemplated by governmental authorities that would have a material adverse effect on the Company or its business.

Item 4. Submission of Matters to a Vote of Security Holders

     Not applicable.

 Item 4A. Executive Officers of the Registrant

The executive officers of the Company are as follows:


         Name             Age                Position
        ------            ---               ----------
   Kenneth B. Kaplan       44     President and Chief Executive Officer

   M. Denis Connaghan      47     Executive Vice President and Chief
                                    Operating Officer

   Kent R. Kelderman       37     Executive Vice President, Treasurer, and
                                    Chief Financial Officer

   Michael J. Burgher      44     Executive Vice President and Chief
                                    Technical Officer




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

     Mr. Connaghan joined the Company in May 1997 as Executive Vice President and Chief Operating Officer. Mr, Connaghan has also been appointed to fill a vacant Class II Director position effective as of the July 14, 1997 meeting of the Board of Directors. Prior to joining the Company, from 1994 through 1996, Mr. Connaghan was Chief Executive Officer of Delphi Information Systems, Inc., a provider of information systems to the distribution segment of property and casualty insurance based in Rolling Meadows, Illinois. From 1991 to 1994, Mr. Connaghan served as a vice president of IBAX Healthcare Systems of Longwood, Florida, a joint venture of IBM Corporation and Baxter International providing computerized solutions for healthcare providers. Prior to that, Mr. Connaghan held various executive positions with Pansophic Systems, Inc. of Lisle, Illinois. Mr. Connaghan attended the New South Wales Institute of Technology and holds an MBA from the University of Chicago.

     Mr. Kelderman joined the Company in 1994 as Corporate Controller and was appointed Executive Vice President, Treasurer, and Chief Financial Officer in December 1996. From 1988 to 1994, he served as plant controller for American Packaging Corporation. Mr. Kelderman is a certified management accountant and holds a B.A. degree in Business Administration from Dordt College.


     Mr. Burgher joined the Company in 1987, was elected Vice President in 1992 and became an Executive Vice President in September 1995. Mr. Burgher is currently the Company's Chief Technology Officer. Prior to joining the Company, Mr. Burgher worked for Control Data Corporation, a computer services company. Mr. Burgher holds a B.A. degree in Political Science from Drake University.

     The Company does not have any employment agreements with any of its executive officers, but has one-year agreements not to compete with certain of its executive officers and other key employees. The loss of service of one or more of the Company's other executive officers could adversely affect the Company's business.

     The Company depends significantly on its Chairman, President and Chief Executive Officer, Kenneth B. Kaplan. The Company maintains key man life insurance policies in the amount of approximately $2,500,000 on Mr. Kaplan.

Part II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
Matters

     The Company's stock is listed on the Nasdaq National Market under the trading symbol "MWAR." The Company's initial public offering of common stock was effective April 2, 1996 and the Company began trading on the Nasdaq National Market on April 3, 1996.

     The closing price of the Company's common stock, no par value (the "Common Stock"), as reported by the Nasdaq National Market as of June 12, 1997 was $8.25 per share. The price per share in the following table sets forth the low and high closing sales prices on the Nasdaq National Market for the quarter indicated.

   Fiscal 1997                                     Low          High
   ------------------------------------------------------------------
   Quarter ended June 30, 1996                    $ 9.625     $19.625
   Quarter ended September 30, 1996               $13.000     $23.250
   Quarter ended December 31, 1996                $12.875     $21.250
   Quarter ended March 31, 1997                   $ 6.000     $15.000

     As of June 12, 1997, there were approximately 223 shareholders of record of the Company's Common Stock. Certain recordholders are represented by brokers and other institutions on behalf of shareholders. The Company has estimated the total number of such shareholders to be 1,400.

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

Item 6.  Selected Consolidated Financial Data

     The following table contains certain selected financial data. There were no cash dividends or distributions made by the Company during the periods presented.

(In thousand, except per share data)

                                       Year ended March 31,
                           --------------------------------------------
                            1993     1994      1995      1996     1997
                           ------  -------   -------   -------  -------
Revenues                  $15,087  $14,887   $18,899   $23,655  $26,134
Cost of revenues            3,217    3,927     3,755     5,100    6,969
                           ------  -------   -------   -------  -------
Gross profit               11,870   10,960    15,144    18,555   19,165

Operating expenses:
 Research & development     4,083    4,756     5,649     5,009    7,155
 Sales & marketing          3,272    3,791     5,614     8,421   10,819
 General & administrative   3,583    3,786     3,330     3,889    3,415
 Special charges              -        530       166       -        438
                           ------  -------   -------   -------  -------
                           10,938   12,863    14,759    17,329   21,827
                           ------  -------   -------   -------  -------
Operating profit (loss)       932   (1,903)      385     1,226   (2,662)
Other income (expense):
  Foreign currency gain
    (loss), net                25       98       293        13      (30)
  Interest (expense)
    income, net              (253)    (306)     (132)      283    1,118
                           ------  -------   -------   -------  -------
                             (228)    (208)      161       296    1,088
                           ------  -------   -------   -------  -------
Earnings (loss) before
  income taxes                704   (2,111)      546     1,522   (1,574)
Income tax expense (benefit)  477      314      (375)      146       (3)
                           ------  -------   -------   -------  -------
Net earnings (loss)          $227  ($2,425)     $921    $1,376  ($1,571)
                           ======  =======   =======   =======  =======

Net earnings (loss) per
   share (1)                $0.02   ($0.25)    $0.08     $0.11   ($0.11)
                           ======  =======   =======   =======  =======
Weighted average common
   and common equivalent
   shares outstanding (1)  10,148    9,608    12,063    13,030   13,754
                           ======  =======   =======   =======  =======

                                               As of March 31,
                                 --------------------------------------------
                                  1993    1994      1995      1996     1997
                                 ------  -------  -------   -------   -------
Balance Sheet Data:
  Cash & short-term
   investments                     $188   $2,823   $1,516   $12,337   $19,962
  Working capital (deficit)      (2,076)   1,374    1,479    13,300    23,024
  Total assets                    8,668   11,622   12,124    24,938    49,083
  Total long-term debt (2)        1,527    1,949    1,446     1,227     8,076
  Total shareholders' equity      2,330    4,889    5,559    18,543    34,726

(1) See Note 1 of Notes to Consolidated Financial Statements for information concerning the computation of net earnings (loss) per share.
(2) Includes current installments of long-term debt and long-term portion of notes payable to banks. See Note 5 of Notes to Consolidated Financial Statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     THE FOLLOWING DISCUSSION PROVIDES AN ANALYSIS OF THE COMPANY'S FINANCIAL CONDITION AND RESULTS OF OPERATIONS, AND SHOULD BE READ IN CONJUNCTION WITH THE "SELECTED CONSOLIDATED FINANCIAL DATA" AND THE NOTES THERETO AND THE CONSOLIDATED FINANCIAL STATEMENTS AND THE NOTES THERETO OF THE COMPANY.

Forward-Looking Information is Subject to Risk and Uncertainty
     This discussion and analysis of the Company's financial condition and results of operations includes forward-looking statements that involve risk and uncertainty, including management's expectations for fiscal 1998 and known trends and uncertainties in the business. Actual future results and trends may differ materially depending on a variety of factors, including the volume and timing of orders received during the quarter, the timing and acceptance of new products and product enhancements by the Company or its competitors, changes in pricing, product life cycles, seasonality of customer buying patterns, the existence of product errors, extraordinary events, such as litigation or acquisition, including related charges, and economic conditions generally or in various geographic areas. All of the foregoing factors, and others mentioned elsewhere in this Form 10-K, make operating results difficult to forecast. The Company's operating results have varied significantly from quarter to quarter in the past, and the future operating results of the Company may fluctuate as a result of the above and other risk factors detailed from time-to-time in the Company's Securities and Exchange Commission reports and in this Form 10-K. Due to all of the foregoing factors, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as an indication of future performance. During the last fiscal year, the Company's actual performance did not meet the expectations of certain analysts. It is likely that, in some future quarter, the Company's operating results will again be below the expectations of stock market analysts and investors.

Overview
     Microware develops, markets and supports real time operating system software and high-level language compilers used in consumer electronics, communications, process control and factory automation, scientific research, and government/defense applications. Microware's product line is built around the OS-9 family of real time operating systems for advanced 16-bit and 32-bit microprocessors. The Company's OS-9 product family includes options for programming languages, networking, graphical interfaces and productivity tools. Substantially all of the Company's revenues in the last and current fiscal years have been derived from licenses and related services from the OS-9 product family.

     The Company has historically derived revenues from development licenses and run-time license royalty fees along with sales of related software productivity tools, maintenance support and custom contract engineering work. Custom contract engineering revenues are typically derived from discrete software engineering projects porting the OS-9 operating system along with customized software products. Commonly, license royalty fees follow the completion of these contracts. For financial reporting purposes, product revenues primarily consist of software licenses and software development tool products, along with license run-time royalty fees earned, including non-refundable prepaid royalties. Services revenues principally consist of revenues from custom contract engineering and maintenance support agreements, along with consulting and training activity.

     A key element of the Company's long-term strategy is to focus on markets the Company anticipates will significantly increase run-time license royalty fees. Since 1992, the Company has made significant investments targeting various emerging markets including wireless personal communications, interactive and digital television, and Internet access devices, through the development of specialized software modules that utilize the OS-9 operating system. DAVID development licenses and related engineering services have been sold to over 20 manufacturers of digital television decoders. Run-time license royalty fees, maintenance support and ongoing software engineering contract work revenues are expected to grow with the development of the digital television, wireless communications and Internet access device industries.

      In July 1995, the Company entered into a software license and custom contract engineering agreement with Motorola to develop modular software solutions for Motorola's personal wireless communication devices. Revenues of approximately $371,000 and $1,805,000 resulted from contract engineering services for Motorola in fiscal 1996 and 1997, respectively. In addition to up-front development fees and future consulting and support activities, the Company will receive a royalty for each pager or other wireless product using OS-9 sold by Motorola or its sub-licensees. Development license fees and run time royalties of $500,000 and $0 resulted from this agreement in fiscal 1996 and 1997, respectively. These revenues related to products under development which Motorola has not yet begun to distribute. Motorola also acquired an equity position in the Company as part of this strategic relationship. See Notes 2 and 14 of the Notes to the Consolidated Financial Statements.

     From fiscal 1996 to fiscal 1997 the Company's total product revenues demonstrated a significant increase in revenues from large account, vertical market product sales and related services, and a corresponding decrease in revenues from traditional run-rate embedded systems business as a percentage of total revenues. This trend resulted from the Company's deliberate focus on the development of its vertical market business. The focus on revenues from development licenses, non-refundable prepaid royalties and custom engineering services from a relatively small number of customers, and the increase in product offerings for these customers, increased the quarterly variability of the Company's financial results in fiscal 1997. Management anticipates that this quarterly variability will continue for the foreseeable future, and, due to the fixed nature of most of the Company's expenses and based on current revenue trends, currently anticipates an operating loss for at least the first two quarters of fiscal 1998.

     Future growth in the Company's product revenues will continue to be substantially dependent on its customers' timely and successful development and distribution of new products using the Company's products, making product revenues difficult to accurately forecast on a quarterly or annual basis.

Results of Operations
     Amounts and percentage of revenues: The following table sets forth, for the periods indicated, the amount and related percentage of the Company's total revenues by each line item.

                                            ($ in thousands)

                                        Amounts and Percentage of Revenues
                                  ------------------------------------------
                                             Years ended March 31,
                                  ------------------------------------------
                                      1995          1996            1997
                                  ------------   ------------   ------------
Revenues:
  Product                         $15,667   83%  $16,104   68%  $16,586   64%
  Services                          3,232   17     7,551   32     9,548   36
                                  -------  ---    ------  ---    ------  ---
                                   18,899  100    23,655  100    26,134  100
                                  -------  ---    ------  ---    ------  ---
Cost of revenues:
  Product                           2,463   13     2,428   10     3,046   12
  Services                          1,292    7     2,672   11     3,923   15
                                  -------  ---    ------  ---    ------  ---
                                    3,755   20     5,100   21     6,969   27
                                  -------  ---    ------  ---    ------  ---
    Gross profit                   15,144   80    18,555   79    19,165   73
                                  -------  ---    ------  ---    ------  ---
Operating expenses:
  Research & development            5,649   30     5,009   21     7,155   27
  Sales and marketing               5,614   30     8,421   36    10,819   41
  General & administrative          3,330   18     3,899   17     3,415   13
  Special charges                     166    1      -      -        438    2
                                  -------  ---    ------  ---    ------  ---
                                   14,759   79    17,329   74    21,827   83
                                  -------  ---    ------  ---    ------  ---
    Operating profit (loss)           385    1     1,226    5    (2,662) (10)
                                  -------  ---    ------  ---    ------  ---
Other income (expense):
  Foreign currency gains
    (losses), net                     293    2        13    *       (30)   *
  Interest(expense) income, net      (132)   *       283    1     1,118    4
                                  -------  ---    ------  ---    ------  ---
                                      161    2       296    1     1,088    4
                                  -------  ---    ------  ---    ------  ---
   Earnings (loss) before income
       tax expense (benefit)          546    3     1,522    6    (1,574)  (6)
   Income tax expense  (benefit)     (375)  (2)      146    *        (3)   *
                                  -------  ---    ------  ---    ------  ---
   Net earnings (loss)               $921    5%   $1,376    6%  $(1,571)  (6)%
                                  =======  ===    ======  ===    ======  ===

*Insignificant

Fiscal Year Ended March 31, 1997 Compared To Fiscal Year Ended March 31, 1996

     Revenues. Total revenues increased 10.5%, or $2.4 million, from $23.7 million in fiscal 1996 to $26.1 million in fiscal 1997. Product revenues increased 3.0%, or $482,000, from $16.1 million in fiscal 1996 to $16.6 million in fiscal 1997. Product revenues anticipated for fiscal 1997 from certain strategic customers, including Motorola, IBM and the Company's DAVID licensees, fell significantly below management's expectations due to customer delays in the development and distribution of OS-9 based products and other factors. As a result, product revenue growth remained relatively flat from fiscal 1996 to 1997. The increase in overall Company revenues is primarily attributable to the increase in services revenues. Services revenues increased 26.5%, or $2.0 million, from $7.6 million in fiscal 1996 to $9.6 million in fiscal 1997. Services revenues increased primarily as a result of the Company engaging in the development of new processor ports. In addition, services revenues increased as a result of the Company adapting certain third party software to OS-9 for key wireless, Internet and DAVID customers. The proportion of total revenues attributable to international sales decreased 17%, from 67% of total revenues in fiscal 1996 to 50% of total revenues in fiscal year 1997. This decrease resulted from a proportionate increase in North American sales, the assignment of a services contract from an international subsidiary to the Company's North American operations, and from foreign currency exchange movements, primarily in the Japanese Yen.

     Cost of Revenues. Cost of product revenues includes direct and indirect costs for documentation, production quality (including maintaining ISO 9001 Certification), duplication of manuals and media for software products, as well as those costs related to the packaging, shipping and delivery of the product to the customer. Cost of product revenues also includes amortization of capitalized software development costs. Cost of services revenues includes direct and indirect costs for technical phone support, training and education, and custom engineering.

     Total cost of revenues increased 36.7%, or $1.9 million, from $5.1 million in fiscal 1996 to $7.0 million in fiscal 1997. Cost of product revenues increased from $2.4 million in fiscal 1996 to $3.0 million in fiscal 1997. Cost of product revenues increased primarily due to the cost of third party software being bundled with OS-9 products. Cost of services revenues increased from $2.7 million in fiscal 1996 to $3.9 million in fiscal 1997. The increase in cost of services revenues is primarily attributable to increased services revenues with lower margins achieved on custom contract work. Amortization of capitalized software amounted to $236,000 and $201,000 in fiscal 1996 and 1997, respectively.

     Research and Development. Research and development expense includes expenses associated with the development of new products and the enhancements of existing products, and consists primarily of employee salaries and related expenses. Research and development expense increased by 42.8%, or $2.2 million, from $5.0 million in fiscal 1996 to $7.2 million in fiscal 1997. The increase primarily resulted from an increase of approximately 17 people, along with associated costs, in the Company's technical staff from March 31, 1996 to March 31, 1997. Additional technical staff was added primarily to support additional Internet, wireless and digital television product offerings. The Company has made substantial investments in product development. The Company believes that its future success will depend in large part on its ability to enhance its existing products, to develop new products and to maintain technological competitiveness. The Company anticipates that it will continue to commit substantial resources to product development in the future.

     Sales and Marketing. Sales and marketing expense consists primarily of sales and marketing personnel related costs, including sales commissions.

Sales and marketing expense also includes costs of advertising, public relations and attendance at industry trade shows. Sales and marketing expense increased 28.5%, or $2.4 million, from $8.4 million in fiscal 1996 to $10.8 million in fiscal 1997. The overall increase was primarily attributable to costs associated with the opening of a branch office in Munich, Germany and a sales office in Osaka, Japan. Sales commissions, sales support and product management personnel also increased in fiscal 1997. Approximately $387,000 of the increase was due to an increase in the Company's allowance for doubtful accounts. The increase in the allowance for doubtful accounts resulted from an increase in the number of highly leveraged, emerging market customers.

     General and Administrative. General and administrative expenses are primarily related to finance and administrative functions. General and administrative expenses decreased 12.4%, or $484,000, from $3.9 million in fiscal 1996 to $3.4 million in fiscal 1997. The primary reason for the overall decrease is attributable to organizational changes in management responsibilities from general management to more direct duties associated with revenue production.

     Special Charges. During the fiscal year ended March 31, 1997, the Company recorded a non-recurring special charge of $438,000. The special charges in fiscal 1997 related primarily to employee severance and related costs and lease termination costs for restructuring operations in Europe.


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

     Cost of Revenues.   Total cost of revenues increased 35.8%, or
approximately $1.3 million between the fiscal years ended March 31, 1995 and 1996. Cost of product revenues remained relatively constant in amount, but decreased by 2.7% of related sales from 13.0% in fiscal 1995, to 10.3% in fiscal 1996. Cost of services revenues increased by approximately $1.4 million and from 6.8% of related revenues to 11.3% in fiscal 1995, as compared to fiscal 1996. Gross profit on product revenues increased by 0.6% from 84.3% to 84.9%, and on services revenues by 4.6% from 60.0% to 64.6% in fiscal 1995 as compared to fiscal 1996. Amortization of capitalized software development cost included in cost of product revenues amounted to $166,000 and $236,000 in fiscal 1995 and 1996, respectively.

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

Variability of Quarterly Operating Results
     The Company's revenues and operating results have varied substantially from quarter to quarter and should not be relied upon as an indication of future performance. The Company believes its revenues may fluctuate from quarter to quarter depending upon such factors as new product introductions by the Company or others, seasonality of customer buying patterns, the Company's sales commission plan, renewals of product licenses by customers, product development expenses, changes in Company and competitors' pricing policies, the timing of significant orders, the mix of products sold, the mix of international versus domestic revenues, currency fluctuations, the existence of product errors and the hiring and training of additional staff. Furthermore, delays in closing product licensing transactions or in completion of custom contract engineering work during any quarter could cause quarterly revenues and net earnings for that quarter to fall below anticipated levels. The Company derives a significant portion of its revenues from a relatively small number of large account customers, therefore any delay in the consummation of business with this small number of customers could significantly impact the Company's quarterly performance. The majority of the Company's revenues in a quarter has been historically derived from orders received in the last month of that quarter, which makes the Company's financial performance more susceptible to an unexpected downturn in business and makes quarterly results difficult to forecast. In addition, the Company's expense levels are based on present expectations of future revenues levels, and a shortfall in revenues could result in a disproportionate decrease in the Company's net earnings. As the markets in which the Company competes mature and as new and existing companies compete for customers, price competition is likely to intensify and such competition could adversely affect quarterly operating results. Variations in product mix may also affect gross profit margin percentages. Therefore, although the Company's revenues and gross profit in any period may increase in absolute terms, such an increase may result in lower gross profit margin percentages.

Liquidity and Capital Resources
     The Company has historically funded its operations primarily through cash flow from operations, the sale of common and preferred stock and to a lesser extent long-term debt. At March 31, 1997, the Company had approximately $23,024,000 in working capital and $19,962,000 in cash and short-term investments as compared to $13,300,000 in working capital and $12,337,000 in cash and short-term investments at March 31, 1996. The increase in working capital and cash and short-term investments resulted from the Company completing an initial public offering, effective April 2, 1996, of its common stock (selling 2,000,000 new shares of common stock of the Company and 500,000 shares offered by selling shareholders). The net proceeds to the Company from the sale of the new 2,000,000 shares of common stock were approximately $17,600,000 after deducting underwriting discounts and commission and offering expenses.

     Cash provided by (used in) operating activities amounted to $480,000, $1,068,000 and ($3,155,000) for fiscal years 1995, 1996 and 1997, respectively. The $588,000 difference in cash provided by operating activities in fiscal 1995, as compared to fiscal 1996 was primarily due to a change in net earnings from $921,000 to $1,376,000 and net changes in other reconciling items of $133,000. The $4,223,000 difference in cash provided by (used in) operating activities in fiscal 1996, as compared to fiscal 1997, was primarily due to a change in net earnings (loss) of $2,947,000, an increase in trade receivables of $1,040,000, and net changes in other reconciling of $236,000.

     Cash used in investing activities was $823,000, $1,301,000 and $27,297,000 for fiscal years 1995, 1996 and 1997, respectively. The uses of cash in fiscal 1995 and 1996 were related primarily to the purchase of computer and research equipment and furniture and fixtures. In fiscal 1997, the increase in net cash used in investing activities as compared to fiscal 1996 was partially due to approximately $7,300,000 of cash being used to purchase land and construct the Company's new corporate headquarter's facility.

     On May 9, 1996, the Company purchased approximately 17.5 acres of land for approximately $2.1 million, on which the Company is constructing an 88,000 square foot office building to consolidate all Des Moines, Iowa operations. The estimated overall cost of the project is approximately $10,000,000 (including associated land) and is being financed by a $10,000,000 construction loan secured by short-term investments, land and building. In addition, cash used in investing activities increased in fiscal 1997 compared to fiscal 1996 approximately $13,200,000 from the purchase of short-term investments and $5,000,000 from the equity investment in Unwired Planet Inc.

     Cash provided by (used in) financing activities was ($548,000), $11,211,000 and $24,972,000 for fiscal years 1995, 1996 and 1997, respectively. The cash from financing activities in fiscal 1996 was primarily due to the issuance of $12,100,000 of Common Stock. See Note 14 of Notes to Consolidated Financial Statements. The cash from financing activities in fiscal 1997 resulted primarily from the issuance of approximately $17,600,000 in common stock in connection with the Company's initial public offering and proceeds of approximately $6,900,000 on the Company's construction loan.

     As of March 31, 1997, the Company had approximately $8,076,000 of long term debt, including current portion, outstanding relating to its current headquarters building and new headquarters building being currently constructed. The notes bear interest between 6.4375% and 10.5280%. See Note 5 of Notes to Consolidated Financial Statements.

     Management believes current working capital and its $1.0 million bank line of credit will be adequate to meet the Company's future working capital, new product development and capital expenditure requirements at least through fiscal 1998.

     Management does not believe that inflation has historically had a material effect on the Company's results of operations.

Many of the Company's international contracts are denominated in local currencies, and an increase in the relative value of the dollar against such currencies would lead to a reduction in Company revenues. The Company attempts to minimize its foreign currency exposure through keeping intercompany balances current and minimizing assets in any one currency denomination. However, intercompany balances are not specifically hedged and there can be no assurance that the Company's future results of operations will not be adversely affected by currency fluctuations.

     The Company anticipates that international sales will continue to account for a significant portion of net sales in the foreseeable future. As a result, the Company will be subject to certain risks, including tariffs and other barriers, difficulty in staffing and managing foreign subsidiary operations, difficulty in managing distributors and resellers, adverse tax consequences and difficulty in accounts receivable collection. The Company is also subject to the risks associated with the imposition of protective legislation and regulations, including those relating to import or export or otherwise resulting from trade or foreign policy. The Company cannot predict whether quotas, duties, taxes or other charges or restrictions will be implemented by the United States or any other country upon the import or export of the Company's products in the future. There can be no assurance that any of these factors or the adoption of restrictive policies will not have a material adverse effect on the Company's business, financial condition and results of operations.

Accounting Policies
     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share," and No. 129 "Disclosure of Information About Capital Structure" ("SFAS 129"). SFAS 128 specifies the computation, presentation and disclosure requirements for basic and diluted earnings per share. SFAS 128 supersedes Accounting Principles Board Opinion No. 15, is effective for financial statements ending after December 15, 1997, including interim periods, and requires that prior periods be restated. SFAS 129 establishes standards for disclosing information about an entity's capital structure. SFAS 129 is effective for financial statements for periods ending after December 15, 1997. The impact of the adoption of SFAS 128 on the financial statements of the Company has not yet been determined.

Item 7A.Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

Item 8. Financial Statements and Supplementary Data

The information required by this Item is contained in the financial statements set forth in Item 14(a) under the caption "Consolidated Financial Statements."

Item 9.  Changes in and Disagreements with Accountants on Accounting and
Financial
         Disclosures

None.

Part III

Items 10-13

The response to Items 10, 11, 12, and 13 are incorporated by reference to the information concerning the applicable subjects in the Company's Proxy Statement for the 1997 Annual Meeting of Shareholders, expected to be filed pursuant to Regulation 14A no later than 120 days following March 31, 1997.

Part IV

Item 14. Exhibits, Financial Statements, Schedule, and Reports on Form 8-K

(a)  The following documents are filed as part of this report:

1. Consolidated Financial Statements

The following are included herein:
Independent Auditors' Report
Consolidated Balance Sheets as of March 31, 1996 and 1997
Consolidated Statements of Operations for the three years ended March 31, 1997 Consolidated Statements of Shareholders' Equity for the three years ended March 31, 1997
Consolidated Statements of Cash Flows for the three years ended March 31, 1997 Notes to Consolidated Financial Statements


2.  Exhibits.  The following are filed herewith or are incorporated by reference to exhibits previously filed with the Commission:

Exhibit No.           Description
------------------------------------------------------------------------------

3.1    Restated and Amended Articles of Incorporation of the Company, filed as
       Exhibit 3.1(a) to Pre-Effective Amendment No. 3 to the Company's Registration Statement on Form S-1 Reg. No. 33-99160-3 and hereby incorporated by reference.
3.2 Restated and Amended Bylaws of the Company, filed as Exhibit 3.2 to Pre-Effective Amendment No. 3 to the Company's Registration Statement on Form S-1 Reg. No. 33-99160-3 and hereby incorporated by reference.
4.1 Articles of Incorporation and Bylaws of the Company (included in Exhibits 3.1 and 3.2).
10.1 Stock and Warrant Purchase Agreement between the Company and Motorola, Inc. dated July 31, 1995, including Form of Warrant, filed as Exhibit
       10.1 to the Company's Registration Statement on Form S-1 Reg. No. 33-99160 and hereby incorporated by reference.
10.2 Shareholder Agreement among the Company, Kenneth B. Kaplan, and Motorola, Inc. dated July 31, 1995, filed as Exhibit 10.2 to the Company's Registration Statement on Form S-1 Reg. No. 33-99160 and hereby incorporated by reference.
10.3 Agreement among the Company, Kenneth B. Kaplan, Lawrence A. Crane, and the 1994 Series A Preferred Stock holders dated March 11, 1996, filed as exhibit 10.18 to Pre-Effective Amendment No. 3 to the Company's Registration Statement on Form S-1, Reg. No. 33-99160, and hereby incorporated by reference.
10.4 Software Development and License Agreement between the Company and Motorola, Inc. filed as Exhibit 10.17 to Pre-Effective Amendment No. 3 to the Company's Registration Statement on Form S-1, Reg. No. 33-99160, and hereby incorporated by reference.10.5 1989 Stock Option Plan of the Company, filed as Exhibit 10.5 to the Company's Registration Statement on Form S-1, Reg. No. 33-99160, and hereby incorporated by reference.
10.6 1991 Stock Option Plan of the Company, filed as Exhibit 10.6 to the Company's Registration Statement on Form S-1, Reg. No. 33-99160, and hereby incorporated by reference.

10.7 1992 Stock Option Plan of the Company, filed as Exhibit 10.7 to the Company's Registration Statement on Form S-1, Reg. No. 33-99160, and hereby incorporated by reference.
10.8 1995 Stock Option Plan of the Company, filed as Exhibit 10.8 to the Company's Registration Statement on Form S-1, Reg. No. 33-99160, and hereby incorporated by reference.
10.9 401(k) Plan of the Company, filed as Exhibit 10.9 to the Company's Registration Statement on Form S-1, Reg. No. 33-99160, and hereby incorporated by reference.
10.10  Non-Contributory Profit Sharing Plan of the Company, filed as Exhibit
       10.10 to the Company's Registration Statement on Form S-1, Reg. No. 33-99160, and hereby incorporated by reference.
10.11 Credit Agreement between the Company and Norwest Bank Iowa, National Association dated October 20, 1995, including Commercial Note Agreement, filed as Exhibit 10.11 to the Company's Registration Statement on Form S-1, Reg. No. 33-99160, and hereby incorporated by reference.
10.12 Lease Agreement between the Company and RW III Partnership dated October 10, 1995, filed as Exhibit 10.12 to the Company's Registration Statement on Form S-1, Reg. No. 33-99160, and hereby incorporated by reference.
10.13 Mortgage between the Company and Brenton Bank, N.A., dated December 10, 1993, filed as Exhibit 10.13 to the Company's Registration Statement on Form S-1, Reg. No. 33-99160, and hereby incorporated by reference.
10.14 Mortgage between the Company and the Iowa Business Growth Company, dated February 24, 1987, filed as Exhibit 10.14 to the Company's Registration Statement on Form S-1, Reg. No. 33-99160, and hereby incorporated by reference.
10.15 Real Estate Purchase Agreement between Charles I. Colby, Jr. And Patricia E. Colby, Sellers, and Mid-America Investment Co., Buyer, dated November 21, 1995, with amendments, and Assignment and Conveyance of Interest from Mid-America Investment Co. to the Company, dated May 9, 1996, filed as Exhibit 10.15 to the Form 10-K Report of the Company for the fiscal year ended March 31, 1996, and hereby incorporated by reference.
10.16 Real Estate Purchase Agreement between Charles I. Colby, Jr. And Victoria R. Colby, Sellers, and Mid-America Investment Co., Buyer, dated November 21, 1995, with amendments, and Assignment and Conveyance of Interest from Mid-America Investment Co. to the Company, dated May 9, 1996, filed as Exhibit 10.16 to the Form 10-K Report of the Company for the fiscal year ended March 31, 1996, and hereby incorporated by reference.
10.17 Real Estate Agreement between Mid-America Investment Co. and the Company dated May 9, 1996, filed as Exhibit 10.17 to the Form 10-K Report of the Company for the fiscal year ended March 31, 1996, and hereby incorporated by reference.
10.18 Commercial Note, Letter Agreement, and Security Agreement between the Company and Norwest Bank Iowa, N.A., dated July 23, 1996.
10.19 Contract for Construction between the Company and The Weitz Company, Inc., dated July 25, 1996.
11.1 Statement Regarding Computation of Net Earnings (Loss) Per Share.21.1 Subsidiaries of the Registrant, filed as Exhibit 21.1 to the Company's Registration Statement on Form S-1, Reg. No. 33-99160, and hereby incorporated by reference.
23     Consent of Independent Accountants.
27     Financial Data Schedule (EDGAR version only).

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the last quarter of fiscal year 1996.

SIGNATURES
-----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto authorized, on the 27th day of June, 1997.

                                 MICROWARE SYSTEMS CORPORATION,
                                      an Iowa Corporation

                                 By:  /S/ KENNETH B. KAPLAN
                                     -------------------------
                                 Kenneth B. Kaplan, President and
                                     Chief Executive Officer

     KNOW ALL PERSONS BY THESE PRESENTS, that the undersigned directors and officers of Microware Systems Corporation, an Iowa corporation, which is filing an Annual Report on Form 10-K with the Securities and Exchange Commission, under the provisions of the Securities Exchange Act of 1934 as amended, hereby constitute and appoint Kenneth B. Kaplan, M. Denis Connaghan, Kent R. Kelderman, and Arthur Don and each of them, each of their true and lawful attorneys-in-fact and agents; with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign such report and any or all amendments to the report to be filed with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all interests and purposes as each of them might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature                              Title                     Date
---------                             ------                     -----

  /S/ KENNETH B. KAPLAN      Chairman, President & Chief      June 27, 1997
  ----------------------      Executive Officer (Principal
  Kenneth B. Kaplan           Executive Officer)


  /S/ M. DENIS CONNAGHAN     Director-elect, Executive        June 27, 1997
  ----------------------      Vice President & Chief
  M. Denis Connaghan          Operating Officer


  /S/ KENT R. KELDERMAN      Chief Financial Officer,         June 27, 1997
  -----------------------     Executive Vice President &
  Kent R. Kelderman           Treasurer (Principal
                              Financial & Accounting
                              Officer)


  /S/ LAWRANCE A. CRANE      Director                         June 27, 1997
  ---------------------
  Lawrence A. Crane


  /S/ ARTHUR DON             Director                         June 27, 1997
  ---------------
  Arthur Don

  /S/ JAMES A. GORDON        Director                         June 27, 1997
  -------------------
  James A. Gordon


  /S/ ROBERT L. GROWNEY      Director                         June 27, 1997
  ---------------------
  Robert L. Growney


  /S/ DANIEL P. HOWELL       Director                         June 27, 1997
  --------------------
  Daniel P. Howell


  /S/ DENNIS E. YOUNG        Director                         June 27, 1997
  --------------------
  Dennis E. Young

EXHIBIT INDEX

Description                                                 Page
------------------------------------------------------------------------
10.18  Commercial Note, Letter Agreement, and Security
       Agreement between the Company and Norwest Bank
       Iowa, N.A., dated July 23, 1996                      40
10.19  Contract for Construction between the Company
       and The Weitz Company, Inc., dated July 25, 1996     49
11.1   Statement Regarding Computation of Net Earnings      64
       (Loss) Per Share.
23     Consent of Independent Accountants.                  65
27     Financial Data Schedule (Edgar Version Only)

                        INDEPENDENT AUDITORS' REPORT



Board of Directors
Microware Systems Corporation:

     We have audited the accompanying consolidated balance sheets of Microware Systems Corporation and subsidiaries as of March 31, 1996 and 1997 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended March 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Microware Systems Corporation and subsidiaries at March 31, 1996 and 1997 and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 1997, in conformity with generally accepted accounting principles.



                                                   KPMG Peat Marwick LLP

Des Moines, Iowa
April 24, 1997, except for the last sentence of
    Note 5(c) which is as of June 18, 1997

           MICROWARE SYSTEMS CORPORATION AND SUBSIDIARIES
                   Consolidated Balance Sheets
             ($ in thousands, except per share amounts)

                                                           March 31,
                                                    ---------------------
      Assets                                           1996        1997
                                                    ---------   ---------
Current assets:
      Cash and cash equivalents                     $  12,337   $   6,758
      Short-term investments (note 5)                    -         13,204
      Trade receivables, net of allowance
       for doubtful accounts of $366
       and $635 (notes 2 and 4)                         4,946       7,014
      Income taxes receivable                             211         207
      Inventories (note 4)                                 39          96
      Prepaid royalties                                  -          1,005
      Prepaid expenses and other current assets           226         316
      Deferred tax assets (note 6)                        518         507
                                                    ---------   ---------
       Total current assets                            18,277      29,107
                                                    ---------   ---------
Investment, at cost (note 1)                             -          5,004
                                                    ---------   ---------
Property and equipment, net (notes 3 and 5)             4,002      11,917
                                                    ---------   ---------
Other assets:
      Intangible assets, net of amortization (no        1,228       1,675
      Deposits and other (note 4)                       1,431       1,380

                                                    ---------   ---------
       Total other assets                               2,659       3,055
                                                    ---------   ---------
                                                    $  24,938   $  49,083
                                                    =========   =========

See accompanying notes to consolidated financial statements.

                  MICROWARE SYSTEMS CORPORATION AND SUBSIDIARIES
                         Consolidated Balance Sheets
                  ($ in thousands, except per share amounts)

                                                          March 31,
      Liabilities and                               ---------------------
      Shareholders' Equity                             1996       1997
                                                    ---------   ---------
Current liabilities:
   Notes payable to banks (note 4)                  $     873   $     323
   Current installments of
     long-term debt (note 5)                               39          38
   Accounts payable                                     1,665       2,559
   Accrued expenses                                     1,361       2,194
   Deferred revenues                                      888         867
   Income taxes payable                                   151         102
                                                    ---------   ---------
     Total current liabilities                          4,977       6,083
Long-term debt, less current
  installments (note 5)                                 1,188       8,038
Deferred income taxes (note 6)                            230         236
                                                    ---------   ---------
     Total liabilities                                  6,395      14,357
Shareholders' equity (notes 7, 8, 9 and 14):
   Series A preferred stock, $14.71 par value;
    340,000 shares authorized; 340,000
    shares and none issued and outstanding              5,001          -
   Series I preferred stock, no par value; 500,000
    shares authorized; none issued or outstanding          -           -
   Common stock, voting, no par value; 50,000,000 shares
   authorized; 10,439,552 and 14,190,561 shares issued;
    10,214,452 and 13,965,461 shares outstanding       13,094      36,152
   Retained earnings                                    1,660          89
   Cumulative adjustment from foreign
     currency translation                                (435)       (738)
                                                    ---------   ---------
                                                       19,320      35,503
   Less cost of common shares acquired for
    the treasury, 225,100 and 225,100 shares              777         777
                                                    ---------   ---------
     Total shareholders' equity                        18,543      34,726
                                                    ---------   ---------
Commitments (note15)
                                                     $ 24,938   $  49,083
                                                    =========   =========

See accompanying notes to consolidated financial statements.

                  MICROWARE SYSTEMS CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Operations

                    ($ in thousands, except per share amounts)



                                                         Years ended March 31,
                                                -----------------------------------------
                                                  1995             1996            1997
                                                ---------       ---------       ---------
Revenues (notes 2 and 11):
   Product                                      $  15,667       $  16,104       $  16,586
   Services                                         3,232           7,551           9,548
                                                ---------       ---------       ---------
                                                   18,899          23,655          26,134
Cost of revenues:
   Product                                          2,463           2,428           3,046
   Services                                         1,292           2,672           3,923
                                                ---------       ---------       ---------
                                                    3,755           5,100           6,969
                                                ---------       ---------       ---------
      Gross profit                                 15,144          18,555          19,165
                                                ---------       ---------       ---------
Operating expenses:
   Research and development                         5,649           5,009           7,155
   Sales and marketing                              5,614           8,421          10,819
   General and administrative                       3,330           3,899           3,415
   Special charges (note 13)                          166            -                438
                                                ---------       ---------       ---------
                                                   14,759          17,329          21,827
                                                ---------       ---------       ---------
      Operating profit (loss)                         385           1,226          (2,662)
                                                ---------       ---------       ---------

Other income (expense):
   Foreign currency gain (loss), net                  293              13             (30)
   Interest expense                                  (162)           (151)           (106)
   Interest income                                     30             434           1,224
                                                ---------       ---------       ---------
                                                      161             296           1,088
                                                ---------       ---------       ---------
      Earnings (loss) before income
          tax (benefit) expense                       546           1,522          (1,574)
Income tax (benefit) expense (note 6)                (375)            146              (3)
                                                ---------       ---------       ---------
      Net earnings (loss) (note 11)             $     921       $   1,376       $  (1,571)
                                                =========       =========       ==========

Net earnings (loss) per share                   $  .08          $  .11          $  (.11)
                                                =========       =========       ==========
Weighted average common and common
    equivalent shares outstanding (in thousands)   12,063          13,030          13,754
                                                =========       =========       ==========

See accompanying notes to consolidated financial statements.

                      MICROWARE SYSTEMS CORPORATION AND SUBSIDIARIES

                     Consolidated Statements of Shareholders' Equity

                                  ($ in thousands)

                                                         Cumulative
                                                         adjustment
                                                            from
                                              Retained    foreign                Total
                           Preferred Common   earnings   currency   Treasury shareholders'
                             stock    stock   (deficit) translation   stock     equity
                           --------- -------  --------- ----------- -------- -------------
Balance at March 31, 1994  $ 5,001   $ 1,052  $   (637)    $    139  $ (666)    $  4,889
Purchase of common shares
  of stock at cost              -        -          -            -     (111)        (111)
Net earnings                    -        -         921           -       -           921
Current translation
   adjustment                   -        -          -          (140)     -          (140)
                           -------   -------  ---------     -------  ------     --------
Balance at March 31, 1995    5,001     1,052       284           (1)   (777)       5,559
Issuance of common shares
   of stock                     -     12,104        -            -       -        12,104
Legal and other fees
   incurred for issuance
   of common shares of stock    -        (62)       -            -       -           (62)
Net earnings                    -        -       1,376           -       -         1,376
Current translation
   adjustment                   -        -          -          (434)     -          (434)
                           -------   -------  ---------     -------  ------     --------
Balance at March 31, 1996    5,001    13,094     1,660         (435)   (777)      18,543

Issuance of common shares
   of stock                     -     19,046        -            -       -        19,046
Legal and other fees incurred
  incurred for issuance of
  common shares of stock        -       (989)       -            -       -          (989)
Conversion of preferred
  stock to common stock upon
  initial public offering   (5,001)    5,001        -            -       -            -
Net loss                        -         -     (1,571)          -       -        (1,571)
Current translation
   adjustment                   -         -         -          (303)     -          (303)
                           -------   -------  ---------     -------  ------     --------
Balance at March 31, 1997  $    -    $36,152   $    89       $ (738)  $(777)    $ 34,726
                           =======   =======  =========     =======  ======     ========


See accompanying notes to consolidated financial statements.

                       MICROWARE SYSTEMS CORPORATION AND SUBSIDIARIES

                          Consolidated Statements of Cash Flows

                                       ($ in thousands)


                                                                   Years ended March 31,
                                                                1995     1996      1997
                                                              -------  --------  --------

Cash flows from operating activities:
  Net earnings (loss)                                         $   921  $  1,376  $ (1,571)
  Adjustments to reconcile net earnings (loss)
    to net cash provided by (used in) operating activities:
     Depreciation and amortization                                976     1,273     1,797
     Loss on sale of property and equipment                       128        23         5
     Deferred income taxes                                       (319)     (185)       17
     Increase in trade receivables, net                        (1,058)   (1,248)   (2,288)
     (Increase) decrease in income taxes receivable              (292)      111         4
     Decrease (increase) in inventories                            49         3       (58)
     Increase in prepaid royalties                                 -         -      1,005
     (Increase) decrease in prepaid expenses
         and other current asset                                (135)        69       (95)
     Decrease (increase) in other assets                          75       (726)   (1,749)
     (Decrease) increase in accounts payable                    (664)       547       942
     Increase (decrease) in accrued expenses                     617       (333)      905
     Increase (decrease) in deferred revenues                    138        164        (9)
     Increase (decrease) in income taxes payable                  44         (6)      (50)
                                                              -------  --------  --------
     Net cash provided by (used in) operating activities         480      1,068    (3,155)
                                                              -------  --------  --------
Cash flows from investing activities:
  Capital expenditures                                          (841)    (1,320)   (9,089)
  Proceeds from sale of property and equipment                    18        191       -
  Purchases of short-term investments                             -          -    (39,417)
  Maturities of short-term investments                            -          -     26,213
  Purchase of investment, at cost                                 -          -     (5,004)
                                                              -------  --------  --------
     Net cash used in investing activities                      (823)    (1,301)  (27,297)
                                                              -------  --------  --------
Cash flows from financing activities:
  Proceeds from issuance of notes payable to banks
    and long-term debt                                          2,667     3,142     7,901
  Principal payments on notes payable to
     banks and long-term debt                                  (3,099)   (3,406)   (1,553)
  Principal payments under capital lease obligations               (5)       -         -
  Purchase of treasury shares of stock                           (111)       -         -
  Cost of issuance of common stock                                 -        (62)     (422)
  Proceeds on issuance of common shares of stock                   -     12,104    19,046
  Deferred offering costs                                          -       (567)       -
                                                              -------  --------  --------
     Net cash (used in) provided by financing activities         (548)   11,211    24,972
                                                              -------  --------  --------
                                                                 (891)   10,978    (5,480)
Effect of foreign currency exchange rate changes on cash         (416)     (157)      (99)
                                                              -------  --------  --------
     Net (decrease) increase in cash and cash equivalents      (1,307)   10,821    (5,579)
Cash and cash equivalents at beginning of year                  2,823     1,516    12,337
                                                              -------  --------  --------
Cash and cash equivalents at end of year                      $ 1,516  $ 12,337  $  6,758
                                                              =======  ========  ========



See accompanying notes to consolidated financial statements.

                 MICROWARE SYSTEMS CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                   ($ in thousands, except per share amounts)

(1)  Summary of Significant Accounting Policies and Related Matters

     Principles of Consolidation

     The consolidated financial statements include the financial statements of Microware Systems Corporation (Microware) and its subsidiaries (the Company): Microware Systems (U.K.) Limited; Microware Systems K.K.; MSC Toolco, Inc.; Microware Systems France S.A.R.L.; and MicroMall, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

     Nature of Business

     The Company develops and markets operating system software and high-level language compilers used in industrial automation, communications, scientific research, and consumer electronics applications. The Company's operations are primarily conducted in North America, Japan and Europe.

     Translation of Foreign Financial Statements

     All assets and liabilities in the balance sheets of foreign subsidiaries whose functional currency is other than the U.S. dollar are translated at year-end exchange rates. Income and expense items are translated at the average exchange rate for the year. Translation gains and losses are not included in determining net earnings but are accumulated as a separate component of shareholders' equity. Foreign currency transaction gains and losses are included in determining net earnings
       (loss).

     Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Cash Equivalents and Short-term Investments

     Cash equivalents consist of money market funds, a United States treasury fund and United States treasury bills with stated effective maturities of three months or less at time of purchase. Short-term investments consist of United States treasury bills with stated effective maturities greater than three months at time of purchase. Cash equivalents and all of the Company's short-term investments are classified as "held-to-maturity" under the Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and are stated at amortized cost, which approximates fair value.

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

                 MICROWARE SYSTEMS CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                   ($ in thousands, except per share amounts)

(1)  Summary of Significant Accounting Policies and Related Matters, Continued

     Investments

     In October of 1996, Microware purchased a preferred stock interest in another company for $5,004. The Company owns 1,967,961 shares of the other company's Series C Preferred Stock. A conversion formula in the stock purchase agreement provides for conversion of the preferred stock into common stock (initially at a ratio of 1 to 1) with adjustments for dilution. The preferred stock is convertible at the option of the Company or automatically upon an initial public offering of common stock or upon consent of at least two-thirds of the preferred holders. The investment is accounted for on the cost basis.

     Property and Equipment

     Property and equipment are stated at cost and are depreciated on straight-line methods with estimated useful lives of 5 to 30 years for building and improvements and 3 to 5 years for furniture, fixtures, and equipment and research and development equipment.

     Intangible Assets

     The balance of intangible assets as of March 31, 1996 and 1997 consisted of the following:


                                                         1996
                                          --------------------------------
                                                     Accumulated
                                          Cost       amortization     Net
                                          -------      -------      -------
          Capitalized software
             development costs            $   851      $   536      $   315
          Purchased software                  441           -           441
          Goodwill                            789          547          242
          Patents, copyrights, and other      624          394          230
                                          -------      -------      -------
                                          $ 2,705      $ 1,477      $ 1,228
                                          =======      =======      =======


                                                        1997
                                          --------------------------------
                                                     Accumulated
                                          Cost       amortization     Net
                                          -------      -------      -------
          Capitalized software
             development costs            $   932      $   737      $   195
          Purchased software                1,476          418        1,058
          Goodwill                            727          506          221
          Patents, copyrights, and other      639          438          201
                                          -------      -------      -------
                                          $ 3,774      $ 2,099      $ 1,675
                                          =======      =======      =======

                 MICROWARE SYSTEMS CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                   ($ in thousands, except per share amounts)

(1)  Summary of Significant Accounting Policies and Related Matters, Continued

     Intangible Assets, Continued

     The Company capitalizes software development costs incurred in the production of computer software once technological feasibility of the product to be marketed has been established. Software development costs incurred prior to technological feasibility are expensed as research and development costs. Capitalization of these costs ceases when the product is considered available for general release to customers.

     Amortization of capitalized software development costs is calculated as the greater of the ratio that current revenues bear to estimated future revenues or the straight-line method over the expected product life cycle of three years. Amortization of capitalized software development costs amounted to $166, $236, and $201 for the years ended March 31, 1995, 1996, and 1997, respectively.

     Purchased software represents the cost of acquiring computer software used in the Company's products. Amortization of purchased software is calculated as the greater of the ratio that current revenues bear to estimated future revenues or the straight-line method over three years.

     Goodwill and patents, copyrights, and other are being amortized over 5 to 15 year periods on the straight-line method. The Company assesses the recoverability of goodwill through analysis of undiscounted cash flows.

     Advertising

     Advertising costs incurred for the years ended March 31, 1995, 1996, and 1997 were $539, $1,277, and $764, respectively.

     Revenue Recognition

     Product revenues primarily consist of software licenses and development tool products sold and royalties earned from equipment distributors. Software license fees are recognized as revenues upon contract signing and shipment of the software master copy. Sales of development tool products are recognized as revenues upon shipment. Royalties earned from equipment distributors are recognized as revenues when reported by the equipment distributors or upon payment of non-refundable prepaid royalties.

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

                 MICROWARE SYSTEMS CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                   ($ in thousands, except per share amounts)

(1)  Summary of Significant Accounting Policies and Related Matters, Continued

     Income Taxes

     The provision for income taxes includes federal, state and foreign taxes currently payable and deferred taxes arising from temporary differences in determining income for financial statement and tax purposes using the asset and liability method of SFAS No. 109, "Accounting for Income Taxes".

     Computation of Net Earnings (Loss) Per Share

     Net earnings (loss) per share is based on the weighted average number of common and dilutive common equivalent shares (common stock options and warrants using the treasury stock method) and convertible preferred stock (as if converted to common stock on the original date of issuance) outstanding during the periods presented. Effective April 2, 1996, the Company completed an initial public offering of its common stock. Prior to April 2, 1996, there were no established market prices for the common stock of the Company. The market prices used in the computation of net earnings (loss) per share prior to April 2, 1996 were average values calculated from the annual appraisals of the Company's common shares of stock performed by independent appraisers. Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, all stock issued and warrants and options to purchase shares of common stock granted by the Company at a price less than the initial filing price during the twelve months preceding the initial public offering date (using the treasury stock method) have been included in the computation of common and common equivalent shares as if they were outstanding for all periods presented.

     Fair Value of Financial Instruments

     SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," requires the Company to disclose the estimated fair values for its financial instruments. Fair value estimates, methods, and assumptions are set forth below:

       Cash and Cash Equivalents, Short-Term Investments, Trade Receivables, Notes Payable to Banks,

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

                 MICROWARE SYSTEMS CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                   ($ in thousands, except per share amounts)

(1)  Summary of Significant Accounting Policies and Related Matters, Continued

     Stock Based Compensation

     The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," (ABP No. 25) and related interpretations. Under APB No. 25, compensation cost is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the exercise price of the option ratably over the vesting period. The Company's policy is to grant options with an exercise price equal to the quoted market price of the Company's stock on the grant date. Accordingly, no compensation cost has been recognized for the Company's stock option plan. The Company provides additional pro forma disclosures as required under SFAS No. 123, "Accounting for Stock-Based Compensation" (see note 9).

     Recent Accounting Pronouncements

     In February 1997, the Financial Accounting Standards Board issued SFAS
       No. 128, "Earnings Per Share" and SFAS No. 129, "Disclosure of Information About Capital Structure". SFAS No. 128 establishes financial accounting and reporting standards for calculation of basic earnings per share and diluted earnings per share. SFAS No. 128 supersedes Accounting Principles Board Opinion No. 15, "Earnings Per Share" and is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. SFAS No. 129 establishes financial reporting standards for disclosing information about an entity's capital structure and is effective for financial statements issued for periods ending after December 15, 1997. The Company will adopt the new standards in the year ending March 31, 1998.

 (2) Trade Receivables

     At March 31, 1996 and 1997, the Company had one customer whose trade receivable balance exceeded 10 percent of consolidated trade receivables. Trade receivables at March 31, 1996 and 1997 for this customer were $768 and $704, respectively, and revenues for the years ended March 31, 1996 and 1997 for this customer totaled approximately $1,516 and $2,279, respectively. This customer is also a shareholder of the Company (see note 14).

                 MICROWARE SYSTEMS CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                   ($ in thousands, except per share amounts)

 (2) Trade Receivables, Continued

     The activity in the Company's allowance for doubtful accounts for the years ended March 31, 1995, 1996, and 1997 consisted of the following:


                                Balance at    Additions     Deductions,
                                beginning     charged to      net of         Balance
                                 of year       expenses     recoveries     end of year
                                ----------    ----------    ----------     -----------
      Year ended March 31, 1995   $  94        $  57           $  73          $  78
                                  =====        =====           =====          =====
      Year ended March 31, 1996   $  78        $ 367           $  79          $ 366
                                  =====        =====           =====          =====
      Year ended March 31, 1997   $ 366        $ 754           $ 485          $ 635
                                  =====        =====           =====          =====


(3)  Property and Equipment

     Property and equipment consisted of the following:

                                                    March 31,
                                                1996      1997
                                             -------    -------
         Land and improvements               $   144    $   144
         Building                              2,017      2,017
         Furniture, fixtures, and equipment    3,316      4,115
         Research and development equipment    2,900      3,612
         Leasehold improvements                  102        123
         Construction in progress                 25      7,369
                                             -------    -------
                                               8,504     17,380
         Accumulated depreciation
              and amortization                 4,502      5,463
                                             -------    -------
                                             $ 4,002    $11,917
                                             =======    =======

     Included in construction in progress is $190 of capitalized interest at March 31, 1997.

 (4) Notes Payable to Banks

     Microware has a $1,000 line of credit with a bank bearing interest at the bank's base rate. The line of credit matures on October 31, 1997 and is renewable annually. Funds advanced are secured by Microware's trade receivables, inventories, and intangible assets. There was $500 in borrowings outstanding at March 31, 1996. There were no borrowings outstanding at March 31, 1997.

     Microware Systems K.K. has credit agreements with various maturities with two Japanese banks. Outstanding balances at March 31, 1996 and 1997 totaled $373 and $323, respectively. The weighted average interest rate was 2.125 percent at March 31, 1997. The credit agreements are secured by Microware Systems K.K.'s deposit for office space in the amount of $489 at March 31, 1997.

                 MICROWARE SYSTEMS CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                   ($ in thousands, except per share amounts)

(5)  Long-Term Debt

     Long-term debt at March 31, 1996 and 1997 consisted of the following:

                                                      March 31,
                                                 --------------------
                                                   1996        1997
                                                 -------      -------
         Mortgage note                       (A) $   203      $   193
         Mortgage note with bank             (B)   1,024          997
         Construction note                   (C)     -          6,886
                                                 -------      -------
                                                   1,227        8,076
         Less current installments                    39           38
                                                 -------      -------
             Long-term debt, excluding
             current installments                $ 1,188      $ 8,038
                                                 =======      =======

     (A) The note is secured by the Company's headquarters building, subject to mortgage note (B), and is guaranteed by the Small Business Administration and the Company's major shareholder. Monthly payments are $3, including interest at 10.528 percent, with the unpaid balance due June 1, 2007.
     (B) The note is secured by the Company's headquarters building and is guaranteed by the Company's major shareholder. Monthly payments are $9, including a variable interest rate, adjusted every 3 years (9.125 percent at March 31, 1997), with the unpaid balance due December 13, 2013.
     (C) The Company has a $10,000,000 commercial real estate construction note with a bank. The construction note is secured by liens on the Company's new headquarters and pledged United States treasury bills. Interest payments are due monthly, at a variable interest rate equal to 1 percent over the bank's fed funds rate (6.4375% at March 31, 1997), with the principal balance due December 31, 1997. On June 18, 1997, the Company obtained a renewal of the construction note through April 30, 1998 and the aggregate maturities of long-term debt have been presented under the renewal terms.

     The aggregate maturities of long-term debt for each of the five years ending March 31, 2002 and thereafter are as follows:
                                                   1998        $    38
                                                   1999          6,920
                                                   2000             37
                                                   2001             41
                                                   2002             45
                                                   Thereafter      995
                                                               -------
                                                               $ 8,076
                                                               =======

     The carrying amount of the Company's long-term debt approximates the fair value as of March 31, 1997.

                 MICROWARE SYSTEMS CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                   ($ in thousands, except per share amounts)

 (6) Income Taxes

     The provision for income taxes is based on earnings (loss) before income tax expense (benefit) as follows:

                                            1995     1996       1997
                                         --------  --------  ---------
                 United States           $  (228)  $  (234)  $ (1,404)
                 Foreign                     774     1,756       (170)
                                         --------  --------  ---------
                                         $   546   $ 1,522   $ (1,574)
                                         =======   =======   =========

     Components of income tax expense (benefit) for the years ended March 31, 1995, 1996, and 1997 consist of the following:

                                                 1995
                                  -------------------------------
                                  Domestic     Foreign
                                   income       income      Total
                                  ---------   -----------   -----
                      Current      $   12       $   3      $   15
                      Deferred       (390)         -         (390)
                                   ------       -----      ------
                                   $ (378)      $   3      $ (375)
                                   ======       =====      ======

                                                 1996
                                  -------------------------------
                                  Domestic     Foreign
                                   income       income      Total
                                  ---------   -----------   -----
                      Current      $  269       $  62      $  331
                      Deferred       (185)         -         (185)
                                   ------       -----      ------
                                   $   84       $  62      $  146
                                   ======       =====      ======

                                                 1997
                                  -------------------------------
                                  Domestic     Foreign
                                   income       income      Total
                                  ---------   -----------   -----
                      Current       $  34       $ (54)     $  (20)
                      Deferred         17           -          17
                                   ------       -----      ------
                                   $   51       $ (54)     $   (3)
                                   ======       =====      ======

                 MICROWARE SYSTEMS CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                   ($ in thousands, except per share amounts)

(6) Income Taxes, Continued

     Income tax expense (benefit) for the years ended March 31, 1995, 1996, and 1997 differs from the "expected" income tax expense (benefit) computed by applying the United States federal income tax rate of 34 percent to pretax income (loss) due to the following:


                                                     1995      1996      1997
                                                    -------   ------    ------
   Computed "expected" tax expense (benefit)        $  186    $  517    $ (535)
   Increase (decrease) in taxes resulting from:
   U.S. losses without current benefit                  -         -        660
   Foreign losses without current benefit               -         -        209
   Utilization of foreign net
      operating loss carryforwards                    (262)     (208)     (457)
   Foreign taxes                                        -         -         99
   Change in the beginning of the
      year balance of the valuation
      allowance for deferred tax assets
      allocated to income tax expense                 (284)     (173)       -
   Other                                               (15)       10        21
                                                    ------    ------     -----
                                                    $ (375)   $  146     $  (3)
                                                    ======    ======     =====


     The tax effects of temporary differences that give rise to deferred tax assets and liabilities at March 31, 1996 and 1997 are presented below:

                                                             March 31,
                                                        ------------------
                                                          1996       1997
                                                        -------    -------
     Deferred tax assets:
        U.S. net operating loss carryforwards           $    -     $ 1,400
        Foreign net operating loss carryforwards            913        445
        Post contract customer support unearned revenue     177        161
        Compensation/benefits                                28         43
        Inventories                                          54         54
        Allowance for doubtful accounts                     115        214
        Other                                                64         95
                                                        -------    -------
           Total gross deferred tax assets                1,351      2,412
        Less valuation allowance                            760      1,845
                                                        -------    -------
           Total deferred tax assets                        591        567
                                                        -------    -------
     Deferred tax liabilities:
        Capitalized software costs                          114         70
        Property and equipment                              189        226
                                                        -------    -------
           Total deferred tax liabilities                   303        296
                                                        -------    -------

           Net deferred tax assets                      $   288   $    271
                                                        =======   ========

     The net deferred tax assets at March 31, 1996 and 1997, are composed of current deferred tax assets of $518 and $507, respectively, and noncurrent deferred tax liabilities of $230 and $236, respectively.

                 MICROWARE SYSTEMS CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                   ($ in thousands, except per share amounts)

(6) Income Taxes, Continued

    The net change in the total valuation allowance for the years ended March
       31, 1996 and 1997 was a decrease of $820 and an increase of $1,085, respectively. A valuation allowance has been set up to offset the gross deferred tax assets created by U.S. and foreign net operating loss carryforwards. Utilization of the U.S. and foreign net operating losses is dependent upon future taxable income generated in the respective U.S. and foreign subsidiaries. The Company recorded the valuation allowance due to its lack of history of consistent earnings in the U.S. and in a foreign subsidiary generating the net operating loss carryforwards. At March 31, 1997, the Company has U.S. net operating loss carryforwards for federal income tax purposes of approximately $4,000 (including approximately $2,000 from tax benefits related to employee stock options) which are available to offset future federal taxable income, if any, through 2012. The foreign net operating loss carryforwards expire as follows: $395 in 1998, $233 in 1999 and $485 in 2000.

 (7) Series A Preferred Stock

     On March 31, 1994, the Company issued and sold 340,000 shares of Series A preferred stock, par value $14.71 per share to a group of four investors. A conversion formula in the stock purchase agreement provided for conversion of preferred stock into common stock with adjustments for dilution. Effective April 2, 1996, upon completion of the initial public offering of the Company's common stock, the 340,000 shares of Series A preferred stock were each converted into 4 shares of common stock.

 (8)  Shareholders' Equity

     On March 12, 1996, the Company effected a 4-for-1 split as a share dividend of common stock of the Company. All common share and per share amounts have been adjusted Company's shareholders and board of directors approved an increase in the number of authorized common shares of stock of the Company to 50,000,000. The authorized number of common shares of stock of the Company have been adjusted to give effect to this increase.

     Effective April 2, 1996, the Company completed an initial public offering of its common stock (selling 2,000,000 new shares of common stock of the Company and 500,000 shares offered by selling shareholders). The net proceeds to the Company from the sale of the new 2,000,000 shares of common stock were approximately $17,600 after deducting underwriting discounts and commissions and offering expenses.

(9)  Stock Options

     The Company has established 1989, 1991, 1992 and 1995 Stock Option Plans
       (the Plans) and granted options to certain officers, directors, and employees to purchase shares of common stock. The options granted under the Plans expire 10 years from the date such option is granted. Options vest over a two to four year period and are exercisable under conditions specified in the Plans' agreements.

     The 1989, 1991, 1992 and 1995 Plans had available 1,200,000, 512,000,
       496,000 and 1,120,000 total shares of common stock subject to option, respectively.

                 MICROWARE SYSTEMS CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                   ($ in thousands, except per share amounts)

(9)  Stock Options, Continued

     Activity for the Company's Plans is as follows:


                      1995                   1996                         1997
           -------------------------  -------------------------  -------------------------
             Number    Option Price     Number    Option Price     Number     Option Price
            of Shares    Per Share     of Shares     Per Share    of Shares     Per Share
           ----------- ------------   ----------  ------------    ----------  ------------
Beginning
  balance   1,671,928   $.50-1.3125   1,520,000   $0.50-1.3125     2,250,200  $0.50-3.125
Issued          -             -         784,400      $3.125          373,100  $10.00-15.50
Exercised       -             -           4,000      $.9375          391,009  $0.50-3.125
Canceled      151,928  $.50-1.3125       50,200   $.9375-3.125       171,600      $3.125
            ---------                 ---------                    ---------
Ending
  balance   1,520,000  $.50-1.3125    2,250,200    $0.50-3.125     2,060,691   $0.50-15.50
            =========  ===========    =========    ===========     =========   ===========


     SFAS No. 123 requires proforma information regarding net earnings (loss) and earnings (loss) per share be determined as if the Company has accounted for its stock options granted subsequent to December 15, 1994 under the "fair value" method. Under SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model with the following assumptions used for grants during fiscal 1996 and 1997: risk free interest rates of 6.0% and 6.25%, respectively; expected volatility of 0.00% and 80.89%, respectively; an expected option life of 5.75 years and 6.0 years, respectively, and no expected dividends for both years. As the Company was a nonpublic entity until prior to April 2, 1996, it is permitted under SFAS No. 123 to use the "minimum value" method to value stock options granted April 2, 1996. Under the "minimum value" method expected volatility is effectively zero. The weighted average fair value of stock options granted under the Plans for the years ended March 31, 1996 and 1997, were $0.82 and $10.80, respectively.

     The Black-Scholes option valuation model was developed for use in estimating the fair-value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing option valuation models do not necessarily provide a reliable single measure of the fair value of its stock options.

                 MICROWARE SYSTEMS CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                   ($ in thousands, except per share amounts)

(9)  Stock Options, Continued

     The Company applies the provisions of APB No. 25 and related interpretations in accounting for compensation expense under the Plans. Had compensation expense under the Plans been determined pursuant to SFAS No. 123, the Company's proforma net earnings (loss) and net earnings (loss) per share for the years ended March 31, 1996 and 1997 would have been as follows:

                                            1996     1997
                                          -------  --------
           Net earnings (loss):
              As reported                 $ 1,376  $ (1,571)
              Proforma                    $ 1,215  $ (2,763)

          Net earnings (loss) per share:
              As reported                 $  0.11  $  (0.11)
              Proforma                    $  0.09  $  (0.20)


     The above proforma disclosures are not necessarily representative of the effects on reported net earnings (loss) for future years.

     The following table summarizes information about fixed stock options outstanding under the Plans at March 31, 1997:


               Options Outstanding                        Options Exercisable
----------------------------------------------------   ------------------------
                              Weighted-
                               Average     Weighted-                  Weighted-
   Range of                   Remaining     Average                    Average
   Exercise        Number    Contractual   Exercise      Number        Exercise
    Prices      Outstanding     Life         Price     Exercisable      Price
   --------     -----------  -----------   ---------   -----------    ---------
 $0.50-0.9375     840,191        3.0       $ 0.6742       840,191      $ 0.6742
$1.3125-3.125     847,400        7.2       $ 2.4779       438,350      $ 1.8742
 $10.00-15.50     373,100        9.5       $15.2051          -         $   -
                ---------                               ---------
                2,060,691        5.9       $ 4.0469     1,278,541      $ 1.0856
                =========        ===       ========     =========      ========




 (10) Profit Sharing Plans

     Microware had a noncontributory profit sharing plan for employees meeting certain service requirements. Subject to certain limitations, annual contributions to the noncontributory plan were determined by the board of directors and were made in the form of Microware's common stock.
       There were no annual contributions to the noncontributory plan for the years ended March 31, 1995, 1996, and 1997. Effective January 1, 1997 the noncontributory plan was merged into the contributory profit sharing plan.


                 MICROWARE SYSTEMS CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                   ($ in thousands, except per share amounts)

(10) Profit Sharing Plans, Continued

     Microware has a contributory profit sharing plan for substantially all full-time employees. Under the contributory plan, Microware provides matching cash contributions based on qualified employee contributions, as well as certain other contributions. Microware's contributions to the contributory plan for the years ended March 31, 1995, 1996 and 1997 amounted to $49, $88 and $131, respectively.

(11) Foreign Operations

     A summary of the Company's domestic and foreign operations as of and for the years ended March 31, 1995, 1996 and 1997 is presented below:



                                                       1995
                             ---------------------------------------------------------
                                U.S     U.K.    Japan   France    Eliminations  Total
                             -------- -------- -------  -------   ------------ -------
     Revenues                $10,658  $ 2,567  $ 6,513  $ 1,592    $ (2,431)   $18,899
                             =======  =======  =======  =======    =========   =======
     Operating (loss) profit $  (558) $   288  $   636  $    69    $    (50)   $   385
                             =======  =======  =======  =======    =========   =======
     Net earnings            $   200  $   264  $   449  $    58    $    (50)   $   921
                             =======  =======  =======  =======    =========   =======
     Total assets            $14,974  $   412  $ 3,519  $   659    $ (7,440)   $12,124
                             =======  =======  =======  =======    =========   =======
     Total liabilities       $ 4,447  $ 1,643  $ 6,064  $ 1,618    $ (7,207)   $ 6,565
                             =======  =======  =======  =======    =========   =======

                                                         1996
                             ---------------------------------------------------------
                                U.S     U.K.    Japan   France    Eliminations  Total
                             -------- -------- -------  -------   ------------ -------
     Revenues                $13,377  $ 4,464  $ 7,309  $ 1,670    $  (3,165)  $23,655
                             =======  =======  =======  =======    =========   =======
     Operating (loss) profit $  (558) $ 1,126  $   661  $    (3)   $    -      $ 1,226
                             =======  =======  =======  =======    =========   =======
     Net (loss) earnings     $  (318) $ 1,000  $   677  $    17    $    -      $ 1,376
                             =======  =======  =======  =======    =========   =======
     Total assets            $26,353  $ 1,189  $ 2,352  $   641    $  (5,597)  $24,938
                             =======  =======  =======  =======    =========   =======
     Total liabilities       $ 4,435  $ 1,379  $ 1,390  $ 1,662    $  (2,471)  $ 6,395
                             =======  =======  =======  =======    =========   =======

                                                         1997
                             ------------------------------------------------------------
                                                                          Elimin-
                                U.S     U.K.    Japan   France   Germany   ations  Total
                             -------- -------- -------  -------  -------  ------- -------
     Revenues                $16,909  $ 2,658  $ 6,820  $ 1,413  $  838  $(2,504) $26,134
                             =======  =======  =======  =======  ======  =======  =======
     Operating (loss) profit $(2,501) $  (191) $ 1,041  $  (697) $ (314) $   -    $(2,662)
                             =======  =======  =======  =======  ======  =======  =======
     Net (loss) earnings     $(1,456) $  (137) $ 1,026  $  (682) $ (322) $   -    $(1,571)
                             =======  =======  =======  =======  ======  =======  =======
     Total assets            $50,708  $ 1,315  $ 3,025  $   594  $  733  $(7,292) $49,083
                             =======  =======  =======  =======  ======  =======  =======
     Total liabilities       $12,251  $ 1,657  $ 1,261  $ 2,314  $1,038  $(4,164) $14,357
                             =======  =======  =======  =======  ======  =======  =======


     Included in U.S. revenues are foreign export sales, primarily to Germany, of approximately $2,265, $2,324, and $1,226 during the years ended March 31, 1995, 1996, and 1997, respectively. Revenue eliminations represent primarily intercompany sales between the U.S. and foreign operations and royalties paid to the U.S. by foreign subsidiaries.

                 MICROWARE SYSTEMS CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                   ($ in thousands, except per share amounts)

 (12) Supplemental Disclosure of Cash Flow Information

     During the years ended March 31, 1995, 1996, and 1997, the Company paid interest of approximately $179, $124, and $262, respectively.

     Income taxes paid during the years ended March 31, 1995, 1996, and 1997 amounted to approximately $-0-, $168, and $242, respectively.

(13) Special Charges

     During the year ended March 31, 1995, the Company recorded special charges in Japan of $166. No adjustments were necessary to the liabilities recorded in 1995, and all amounts were paid as of March 31, 1995. The 1995 charges relate primarily to employee severance and related costs and lease termination costs for restructuring operations in Japan.

     During the year ended March 31, 1997, the Company recorded special charges of $438 relating to the restructuring of its European operations. The 1997 charges relate primarily to employee severance and related benefits for resizing operations in Europe.

(14) Motorola Stock and Warrant Purchase Agreement

     On July 31, 1995, the Company entered into a Stock and Warrant Purchase
       Agreement (the Agreement) with Motorola, Inc. (Motorola) pursuant to which Motorola purchased 1,526,232 common shares of stock of the Company for $12,100 ($7.93 per share). In addition, pursuant to the Agreement, the Company issued Motorola five separate warrants to purchase a total maximum of an additional 1,803,728 common shares of stock of the Company at an exercise price of $10.81 per share. The warrants are exercisable at various periods through July 31, 2001. The Agreement contains certain anti-dilution protection in the event of certain dividends, stock splits, reclassifications, or issuances of common shares of stock of the Company or rights thereto. In connection with the Agreement, the Company delivered 1,373,608 common shares of stock of the Company on July 31, 1995 for $10,890. The 152,624 deferred delivery common shares of stock of the Company were delivered to Motorola on August 18, 1995 for $1,210. Motorola is also a customer of the Company (see note 2).

(15) Commitments

     The Company leases certain domestic and foreign facilities under noncancelable operating leases. Minimum annual rental commitments at March 31, 1997 under all noncancelable operating leases are as follows:
                           1998              $  775
                           1999              $  259
                           2000              $  185
                           2001              $  172
                           2002              $  151
                           Thereafter        $  934

     Rental expense under cancelable and noncancelable operating leases was $786, $950, and $922 during the years ended March 31, 1995, 1996 and 1997, respectively.

                 MICROWARE SYSTEMS CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                   ($ in thousands, except per share amounts)

(15) Commitments, Continued

     The Company is constructing an office building and as of March 31, 1997 the estimated remaining costs to complete construction approximated $3,000.