Form 10-Q
period 1997-06-30
MICROWARE SYSTEMS CORP
filed 1997-08-14
CIK 1003383

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                               FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1997

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____ to ____.


                     Commission file number 0-27988


                      MICROWARE SYSTEMS CORPORATION
          (Exact name of registrant as specified in its charter)

         IOWA                                     42-1073916
  (State of incorporation)          (I.R.S. Employer Identification No.)

                 1500 N.W. 118TH ST. DES MOINES, IOWA  50325
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

   COMMON STOCK:  14,296,852 SHARES OUTSTANDING AS OF JUNE 30, 1997

                       MICROWARE SYSTEMS CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying financial information is unaudited but, in the opinion of management, reflects all adjustments (which include only normally recurring adjustments) necessary for a fair presentation of the results for the periods shown. The unaudited consolidated financial statements and analyses should be read in conjuction with the audited consolidated financial statements and notes thereto for the year ended March 31, 1997 included in the Annual Report on Form 10-K previously filed with the Securities and Exchange Commission.

The results for the quarter ended June 30, 1997, are not necessarily indicative of the results to be expected for the entire year.

                     MICROWARE SYSTEMS CORPORATION
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                              (UNAUDITED)


                                            THREE MONTHS ENDED JUNE 30,
                                           ----------------------------
                                               1997            1996
                                            ---------       ---------
                                             ( $ in thousands, except
                                                   per share amounts)

Revenues:
   Product                                     $2,711         $3,964
   Services                                     1,368          2,846
                                            ---------      ---------
                                                4,079          6,810
                                            ---------      ---------
Cost of revenues:
   Product                                        578            568
   Services                                       703            770
                                            ---------      ---------
                                                1,281          1,338
                                            ---------      ---------
       Gross profit                             2,798          5,472

Operating expenses:
Research & development                          1,881          1,694
Sales & marketing                               2,431          2,280
General & administrative                          812            768
Special charges                                     -             75
                                            ---------      ---------
       Total operating expenses                 5,124          4,817
                                            ---------      ---------

       Operating (loss) profit                 (2,326)           655
                                            ---------      ---------

Other income and (expense):
Foreign currency (loss) gain, net                 (13)            12
Interest income                                   221            324
Interest expense                                  (30)            (4)
                                            ---------      ---------
       Total other                                178            332
                                            ---------      ---------
       (Loss) earnings before income tax
          expense                              (2,148)           987

Income tax expense                                 34            240
                                            ---------      ---------
       Net (loss) earnings                    ($2,182)          $747
                                           ==========      =========
(Loss) earnings per share                      ($0.15)         $0.05
                                           ==========      =========
Weighted average common and common
  equivalent shares outstanding
  (in thousands)                               14,120         15,555
                                           ==========      =========

See accompanying notes to consolidated financial statements.

                   MICROWARE SYSTEMS CORPORATION
                    CONSOLIDATED BALANCE SHEETS


                                             June 30,      March 31,
                                               1997          1997
                                            (unaudited)
                                            ---------      ---------
                                             ( $ in thousands, except
                                                   per share amounts)
           Assets
Current assets:
   Cash and cash equivalents                  $ 2,465        $ 6,758
   Short-term investments                      15,406         13,204
   Trade receivables, net of allowance for
     doubtful accounts of $604 and $635         4,732          7,014
   Income taxes receivable                        226            207
   Inventories                                     91             96
   Prepaid royalties                            1,053          1,005
   Prepaid expenses and other current assets      680            316
   Deferred tax assets                            488            507
                                            ---------      ---------
       Total current assets                    25,141         29,107

Investment, at cost                             5,004          5,004

Property and equipment:
   Land and improvements                          144            144
   Building                                     2,017          2,017
   Furniture, fixtures & equipment              4,224          4,115
   Research and development equipment           3,751          3,612
   Leasehold improvements                         123            123
   Construction in progress                     9,788          7,369
                                            ---------      ---------
                                               20,047         17,380
   Accumulated depreciation and amortization    5,855          5,463
                                            ---------      ---------
       Net property and equipment              14,192         11,917

Other assets:
   Intangible assets, net of amortization       2,578          1,675
   Deposits and other                           1,500          1,380
                                            ---------      ---------
       Total other assets                       4,078          3,055
                                            ---------      ---------
                                              $48,415        $49,083
                                           ==========      =========

          Liabilities
Current liabilities:
   Notes payable to banks                        $349           $323
   Current portion of long-term debt               39             38
   Accounts payable                             1,930          2,559
   Accrued expenses                             2,261          2,194
   Deferred revenue                               983            867
   Income taxes payable                            82            102
                                            ---------      ---------
       Total current liabilities                5,644          6,083

Long-term debt, less current installments       9,599          8,038
Deferred income taxes                             275            236
                                            ---------      ---------

       Total liabilties                        15,518         14,357
                                            ---------      ---------

       Shareholders' equity
Series A preferred  stock, $14.71 par
   value; 340,000 shares authorized;
   none issued or outstanding                        -             -
Series I preferred  stock, no par value;
   500,000 shares authorized; none
   issued or outstanding                             -             -
Common stock, voting, no par value;
  50,000,000 shares authorized;
  14,521,952 and 14,190,561
  shares issued, 14,296,852 and
  13,965,461 shares outstanding                36,367         36,152
Retained (deficit) earnings                    (2,093)            89
Cummulative adjustment for foreign
  currency translation                           (600)          (738)
                                            ---------      ---------
                                               33,674         35,503
Less cost of common shares acquired for the
  treasury, 225,100 and 225,100 shares            777            777
                                            ---------      ---------
       Total shareholders' equity              32,897         34,726
                                            ---------      ---------
                                              $48,415        $49,083
                                            =========      =========

See accompanying notes to consolidated financial statements.

                       MICROWARE SYSTEMS CORPORATION
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)


                                            THREE MONTHS ENDED JUNE 30,
                                            ---------------------------
                                               1997           1996
                                            ---------       ---------
                                                  ($ in thousands)
Cash flows from operating activities:
  Net (loss) earnings                          ($2,182)           $747
    Adjustments to reconcile net (loss)
      earnings to net cash used in
      operating activities:
      Depreciation and amortization                491             306
      Deferred income taxes                         59             (73)
    Change in assets and liabilities:
      Trade receivables, net                     2,373          (1,359)
      Inventories                                    4             (39)
      Prepaid royalties                            (48)              -
      Other current assets                        (361)           (209)
      Income taxes receivable                      (19)            242
      Other assets                              (1,126)            206
      Accounts payable                            (651)           (214)
      Accrued expenses                              70            (279)
      Deferred revenue                             107             171
      Income taxes payable                         (24)            172
                                             ---------       ---------
  Net cash used in operating activities         (1,307)           (329)
                                             ---------       ---------
Cash flows from investing activities:
    Capital expenditures                        (2,595)           (676)
    Purchase of short-term investments          (5,794)              -
    Maturities of short-term investments         3,592               -
    Purchase of land                                 -          (2,163)
                                             ---------       ---------
  Net cash used in investing activities         (4,797)         (2,839)
                                             ---------       ---------
Cash flows from financing activities:
   Principal payments on notes payable
     to banks and long-term debt                  (567)           (509)
   Proceeds from issuance of notes
     payable to banks and long-term debt         2,129               -
   Proceeds from issuance of common stock          249          18,605
   Cost of issuance of common stock                (34)           (869)
                                             ---------       ---------
  Net cash provided by financing activities      1,777          17,227
Effect of foreign currency exchange rate     ---------       ---------
  changes on cash                                   34             (24)
                                             ---------       ---------
  Net (decrease) increase in cash and
     cash equivalents                           (4,293)         14,035
Cash and cash equivalents at beginning
  of period                                      6,758          12,337
                                             ---------       ---------
Cash and cash equivalents at end of period      $2,465         $26,372
                                            ==========       =========

Supplemental disclosure of cash flow information:
   Cash paid for interest                        $ 141             $28
                                            ==========       =========
   Cash paid for taxes                           $  27             $72
                                            ==========       =========

Supplemental disclosure of noncash financing activities:
   In connection with the Company's initial public offering effective April 2, 1996, the 340,000 shares of Series A Preferred Stock were each converted into four shares of Common Stock.

                      MICROWARE SYSTEMS CORPORATION
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996
                               (UNAUDITED)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In accordance with the rules and regulations of the Securities and Exchange Commission, the preceding unaudited financial statements omit or condense certain information and footnote disclosure normally required for complete financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (which include reclassifications and normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 1997 and for all periods presented, have been made.

2.  NET (LOSS) EARNINGS PER SHARE

Net (loss) earnings per share is computed dividing net (loss) earnings by the weighted average number of common and, when dilutive, common equivalent shares outstanding during the period. Dilutive common equivalent shares are calculated using the treasury stock method and consist of common stock issuable upon the exercise of options and warrants.

3.  STOCK OPTIONS

In May, 1997 the Company offered all recipients of stock option grants made in October 1996 (totaling 353,100 shares) the right to cancel those outstanding (and non-vested) options at the original exercise price of $15.50 per share and receive new options dated May 1997 with a new exercise price and revised vesting. The new exercise prices are $10.00 per share for employees who were serving as executive officers at the time of the original grant and $6.25 for all other employees. Both exercise prices are equal to or in excess of the fair value of the Company's common stock at the date of grant. While the original grants had a vesting schedule of 25% on each anniversary of October 14, 1996, the new grants have vesting of 10%, 20%, 30%, and 40% on each anniversary of May 2, 1997. Vesting of grants accelerates in the event of a change in control of the Company. The new grants all have an expiration date of May 2, 2007.

                        MICROWARE SYSTEMS CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING INFORMATION IS SUBJECT TO UNCERTAINTY
Except for the historical information contained herein, the following discussion and analysis of the Company's financial condition and results of operations includes forward-looking statements that involve risk and uncertainty, including management's expectations for fiscal 1998 and known trends and uncertainties in the business. Actual future results and trends may differ materially depending on a variety of factors, including the volume and timing of orders received during the quarter, the timing and acceptance of new products and product enhancements by the Company or its competitors, changes in pricing, product life cycles, seasonality of customer buying patterns, the existence of product errors, extraordinary events, such as litigation or acquisition, including related charges, and economic conditions generally or in various geographic areas. All of the foregoing factors, and others not mentioned, make operating results difficult to forecast. The Company's operating results have varied significantly from quarter to quarter in the past and the future operating results of the Company may fluctuate as a result of the above and other risk factors detailed in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997, and other documents filed by the Company with the Securities and Exchange Commission. Due to all of the foregoing factors, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as an indication of future performance. For the fiscal year ended March 31, 1997 and the first quarter of fiscal 1998, the Company's actual performance did not meet market expectations. It is likely that, in some future quarter, the Company's operating results will again be below the expectations of stock market analysts and investors.

OVERVIEW

The Company has historically derived revenues from development licenses and run-time license royalty fees along with sales of related software productivity tools, maintenance support and custom contract engineering work. Custom contract engineering revenues are typically derived from discrete software engineering projects porting the OS-9 operating system along with customized software products. Commonly, license royalty fees follow the completion of these contracts. For financial reporting purposes, product revenues primarily consist of software licenses and software development tool products, along with license run-time royalty fees earned (including non-refundable prepaid royalties). Services revenues principally consist of revenues from custom contract engineering and maintenance support agreements, along with consulting and training activity.

A key element of the Company's long-term strategy is to focus on markets the Company anticipates will significantly increase run-time license royalty fees. The Company has made significant investments targeting various emerging markets including wireless personal communications, interactive and digital television, and Internet access devices, through the development of specialized software modules that utilize the OS-9 operating system. As a result the Company's product revenues have demonstrated a proportionate increase in large account, vertical market activities and related services, and a corresponding decrease in traditional run-rate embedded systems business as a percentage of total revenues. The focus on revenues from development licenses, non-refundable prepaid royalties and custom engineering services from a relatively small number of customers, and the increase in product offerings for these customers, has increased the quarterly variability of the Company's financial results.

Subsequent to the end of the first quarter ended June 30, 1997, the Company accepted the resignations of one executive vice president, Michael J. Burgher, who had been serving as the Company's Chief Technology Officer, along with two other vice presidents responsible for North American sales and professional services, respectively. The Company also eliminated 13 non-officer positions, and accepted the resignations of certain additional sales representatives. Severance and related benefits associated with eliminations and resignations of employees will approximate $200,000 in the second quarter of fiscal 1998. The Company anticipates that the eliminations and resignations may have an interim adverse effect on the Company's revenues and earnings until such time as successors are named.

As a result of the above factors management anticipates that quarterly variability will continue for the foreseeable future, and, due to the fixed nature of most of the Company's expenses and based on current revenue trends, currently anticipates an operating loss for the second quarter of fiscal 1998.

RESULTS OF OPERATIONS

First Quarter of Fiscal 1998 Compared to the First Quarter of Fiscal
1997

Revenues

Total revenues decreased 40% or $2.7 million from $6.8 million in the first quarter of fiscal 1997 to $4.1 million in the first quarter of fiscal 1998. Product revenues decreased 32% or $1.3 million from $4.0 million in the first quarter of fiscal 1997 to $2.7 million in the first quarter of fiscal 1998. The decrease in product revenues from the first quarter of fiscal 1997 to the same period in fiscal 1998 was primarily due to a reduction in nonrefundable prepaid royalties recognized from customers. In addition, the initial license fees from new accounts in the Internet and wireless vertical markets did not meet management expectations in the current quarter. Future growth in the Company's product revenues will continue to be substantially dependent on its customers' timely and successful development and distribution of new products using the Company's products, making product revenues difficult to accurately forecast on a quarterly or annual basis. Services revenues decreased 52% or $1.5 million from $2.8 million in the first quarter of fiscal 1997 to $1.4 million in the first quarter of fiscal 1998. The decrease from the first quarter of fiscal 1997 to the same period in fiscal 1998 primarily resulted from a decrease in funded development of advanced processor ports.

Cost of Revenues

Total cost of revenues was $1.3 million for both the first quarter of fiscal 1997 and 1998. The Company's cost of product revenues as a percentage of product revenues increased from 14% in the first quarter of fiscal 1997 to 21% in the first quarter of fiscal 1998. This increase primarily resulted from increased amortization of purchased software, product warranty reserves and third party royalty expense. Cost of services revenues increased as a percentage of services revenues from 27% to 51% in the first quarters of fiscal 1997 and 1998, respectively. The percentage increase resulted from lower margins achieved on advanced processor ports and other custom contract work.

Research and Development

Research and development expenses increased 11% or $187,000 from $1.7 million in the first quarter of fiscal 1997 to $1.9 million in the first quarter of fiscal 1998. The increase in overall dollars resulted primarily from additional technical staff along with associated costs from the first quarter of fiscal 1997 to the first quarter of fiscal 1998.

Sales and Marketing

Sales and marketing expense increased 7% or $151,000 from $2.3 million in the first quarter of fiscal 1997 to $2.4 million in the first quarter of fiscal 1998. The overall increase is primarily attributable to the opening of a branch office in Munich, Germany.

General and Administrative Expense

General and administrative expenses increased modestly from $768,000 to $812,000 in the first quarters of fiscal 1997 and 1998, respectively. The increase in general and administrative expenses resulted from the creation of a new executive position.

Liquidity and Capital Resources

At June 30, 1997, the Company had working capital of $19.5 million, and approximately $17.9 million in cash, cash equivalents and short-term investments. Of the $17.9 million, approximately $8.4 million of the Company's short-term investments are pledged as security for the construction note on the Company's new headquarters facility. The Company is currently reviewing long-term financing options for the facility.

Net cash used in operating activities totaled $329,000 and $1.3 million in the first quarter of fiscal 1997 and 1998, respectively. The increase in cash used in operating activities from the first quarter of fiscal 1997 to the first quarter of fiscal 1998 primarily resulted from the change in net earnings (loss) from $747,000 to ($2.2) million offset by net changes in other reconciling items.

Net cash used in investing activities totaled $2.8 million and $4.8 million in the first quarter of fiscal 1997 and 1998, respectively.
Uses of cash in the first quarter of fiscal 1997 resulted from the purchase of land to construct the Company's new headquarters facility along with purchases of computer and research equipment. Uses of cash in the first quarter of fiscal 1998 resulted primarily from construction expenditures made on the Company's new headquarters facility along with net purchases of short-term investments.

Net cash provided by financing activities totaled $17.2 million and $1.8 million in the first quarter of fiscal 1997 and 1998, respectively. The cash provided to the Company for the first quarter of fiscal 1997 resulted primarily from the issuance of approximately $17.6 million in common stock in connection with the Company's initial public offering. The cash provided to the Company for the first quarter of fiscal 1998 resulted primarily from proceeds received on the Company's construction loan for its new headquarters facility.

The Company believes that the existing cash and short-term investments along with other working capital will be sufficient to meet its operating and capital expenditure needs through fiscal 1998.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Not Applicable

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         The Company is not party to any material litigation and is not aware of any pending or threatened litigation that would have a material adverse effect on the Company or its business.

ITEM 2.  CHANGES IN SECURITIES.

        (a.)   None.

        (b.)   None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5.  OTHER INFORMATION.

         Subsequent to the end of the fiscal quarter ended June 30, 1997, the Company accepted the resignations of one executive vice president, Michael J. Burgher, who had been serving as the Company's Chief Technology Officer, along with two other vice presidents responsible for North American sales and professional services. The Company also eliminated 13 non-officer positions, and accepted the resignations of certain additional sales representatives, respectively.

         Effective August, 1997, the Company's principal offices are located at 1500 N.W. 118th Street, Des Moines, Iowa 50325.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

        (a.)  Exhibit 11 - Computation of Net Earnings (Loss) per
               Share.
              Exhibit 27 - Financial Data Schedule (EDGAR version
                 only).

        (b.)   None.

        No other items.

SIGNATURE

Pursuant to the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

                      MICROWARE SYSTEMS CORPORATION

    Date: August 14, 1997   /s/ KENT R. KELDERMAN
                           -----------------------
                           Kent R. Kelderman
                           Chief Financial Officer,
                           Executive Vice President-
                             & Treasurer (Principal
                             Financial & Accounting
                             Officer)