Form 10-Q
period 1997-09-30
MICROWARE SYSTEMS CORP
filed 1997-11-12
CIK 1003383

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                               FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1997

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

   COMMON STOCK: 14,490,842 SHARES OUTSTANDING AS OF September 30, 1997

                       MICROWARE SYSTEMS CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying financial information is unaudited but, in the opinion of management, reflects all adjustments (which include only normally recurring adjustments) necessary for a fair presentation of the results for the periods shown. The audited financial statements and notes thereto for the year ended March 31, 1997 are included in the Annual Report on Form 10-K previously filed with the Securities and Exchange Commission.

The results for the quarter ended September 30, 1997, are not necessarily indicative of the results to be expected for the entire year

                             Microware Systems Corporation
                           Consolidated Statements of Income
                                    (unaudited)
                        ($ in thousands, except per share amounts)

                                              Three Months Ended       Six Months Ended
                                                 September 30,           September 30,
                                              -------------------    ------------------
                                                1997       1996        1997       1996
                                              -------    -------     -------    -------

Revenues:
   Product                                    $ 2,841    $ 3,957     $ 5,552   $ 7,921
   Services                                     1,437      3,340       2,805     6,186
                                              -------    -------     -------   -------
                                                4,278      7,297       8,357    14,107
                                              -------    -------     -------   -------
Cost of revenues:
   Product                                        577        679       1,155     1,247
   Services                                       925        950       1,628     1,720
                                              -------    -------     -------   -------
                                                1,502      1,629       2,783     2,967
                                              -------    -------     -------   -------
     Gross profit                               2,776      5,668       5,574    11,140

Operating expenses:
   Research & development                       1,775      1,728       3,656     3,422
   Sales & marketing                            2,225      2,418       4,656     4,698
   General & administrative                     1,388        849       2,200     1,617
   Special charges                                940          -         940        75
                                              -------    -------     -------   -------
     Total operating expenses                   6,328      4,995      11,452     9,812
                                              -------    -------     -------   -------

     Operating (loss) profit                   (3,552)       673      (5,878)    1,328
                                              -------    -------     -------   -------

Other income (expense):
   Foreign currency (loss) gain, net              (78)        10         (91)       22
   Interest income                                200        358         421       682
   Interest expense                              (130)       (32)       (160)      (36)
                                              -------    -------     -------   -------
                                                   (8)       336         170       668
                                              -------    -------     -------   -------
     (Loss)earnings before income tax expense  (3,560)     1,009      (5,708)    1,996
Income tax expense                                 26        242          60       482
                                              -------    -------     -------   -------
     Net (loss) earnings                      $(3,586)   $   767     $(5,768)  $ 1,514
                                              =======    =======     =======   =======
(Loss) earnings per share                     $ (0.25)   $  0.05     $ (0.40)  $  0.10
                                              =======    =======     =======   =======
Weighted average common and common
  equivalent shares outstanding (in thousands) 14,422     16,287      14,250    15,900
                                              =======    =======     =======   =======


See accompanying notes to consolidated financial statements.

                   Microware Systems Corporation
                    Consolidated Balance Sheets
            ($ in thousands, except per share amounts)


                                         September 30,
                                             1997          March 31,
                                          (unaudited)         1997
                                         ------------     ----------

           Assets
Current assets:
   Cash and cash equivalents                  $ 5,129        $ 6,758
   Short-term investments                      10,394         13,204
   Trade receivables, net of allowance
      for doubtful accounts of
      $517 and $635, respectively               4,249          7,014
   Income taxes receivable                        121            207
   Inventories                                     80             96
   Prepaid royalties                              589          1,005
   Prepaid expenses and other current assets      589            316
   Deferred tax assets                            488            507
                                            ---------      ---------
       Total current assets                    21,639         29,107

Investment, at cost                             5,004          5,004

Property and equipment:
   Land and improvements                        2,649            144
   Buildings                                   10,446          2,017
   Furniture, fixtures & equipment              4,484          4,115
   Research & development equipment             3,656          3,612
   Leasehold improvements                         121            123
   Construction in progress                         -          7,369
                                            ---------      ---------
                                               21,356         17,380
       Accumulated depreciation and
         amortization                           5,963          5,463
                                            ---------       --------
       Net property and equipment              15,393         11,917

 Other assets:
   Intangible assets, net of amortization       2,696          1,675
   Deposits and other                           1,403          1,380
                                            ---------      ---------
       Total other assets                       4,099          3,055
                                            ---------      ---------
                                              $46,135        $49,083
                                            =========      =========

          Liabilities
Current liabilities:
   Notes payable to banks                        $331           $323
   Current portion of long-term debt               39             38
   Accounts payable                             1,508          2,559
   Accrued expenses                             2,221          2,194
   Deferred revenues                              954            867
   Income taxes payable                           122            102
                                            ---------      ---------
       Total current liabilities                5,175          6,083

Long-term debt, less current installments      11,130          8,038
Deferred income taxes                             269            236
                                            ---------      ---------

       Total liabilities                       16,574         14,357
                                            ---------      ---------

       Shareholders' equity
Series A preferred  stock, $14.71 par
  value; 340,000 shares authorized,
  none issued or outstanding                        -              -
Series I preferred  stock, no par
  value; 500,000 shares authorized;
   none issued or outstanding                       -              -
Common stock, voting, no par value;
  50,000,000 shares authorized;
  14,715,942 and 14,190,561 shares
  issued, 14,490,842 and 13,965,461
  shares outstanding                           36,674         36,152
(Accumulated deficit) retained earnings        (5,679)            89
Cumulative adjustment for foreign
  currency translation                           (657)          (738)
                                            ---------      ---------
                                               30,338         35,503
Less cost of common shares acquired
  for the treasury, 225,100 and
  225,100 shares                                  777            777
                                            ---------      ---------
       Total shareholders' equity              29,561         34,726
                                            ---------      ---------
                                              $46,135        $49,083
                                           ==========      =========

See accompanying notes to consolidated financial statements.

                       Microware Systems Corporation
                   Consolidated Statements of Cash Flows
                                 (unaudited)
                               ($ in thousands)

                                                       Six Months Ended September 30,
									 ------------------------------
                                                           1997             1996
                                                        ---------        ---------
Cash flows from operating activities:
  Net (loss) earnings                                   $  (5,768)       $   1,514
    Adjustments to reconcile net (loss)earnings to net
     cash used in operating activities:
      Depreciation and amortization                           825              739
      Write-off of intangible assets                          940                -
      Deferred income taxes                                    52             (421)
   Change in assets and liabilities:
      Trade receivables, net                                2,754           (2,169)
      Inventories                                              77              (20)
      Prepaid royalties                                      (211)            (848)
      Other current assets                                   (275)            (168)
      Income taxes receivable                                  87              242
      Other assets                                         (1,566)            (557)
      Accounts payable                                     (1,058)            (744)
      Accrued expenses                                         52              418
      Deferred revenues                                        89               29
      Income taxes payable                                     21              189
                                                        ---------        ---------
  Net cash used in operating activities                    (3,981)          (1,796)
                                                        ---------        ---------
Cash flows from investing activities:
   Capital expenditures                                    (4,148)          (1,308)
   Purchases of short-term investments                    (11,283)         (25,699)
   Maturities of short-term investments                    14,093            5,500
   Purchase of land                                           -             (2,163)
                                                        ---------        ---------
  Net cash used in investing activities                    (1,338)         (23,670)
                                                        ---------        ---------
Cash flows from financing activities:
   Principal payments on notes payable to banks and
     long-term debt                                          (617)            (950)
   Proceeds from issuance of notes payable to banks         3,710            3,125
   Proceeds from issuance of common stock                     570           19,238
   Cost of issuance of common stock                           (47)            (394)
                                                        ---------        ---------
  Net cash provided by financing activities                 3,616           21,019
Effect of foreign currency exchange rate changes on cash       74              (43)
                                                        ---------        ---------
  Net decrease in cash and cash equivalents                (1,629)          (4,490)
Cash and cash equivalents at beginning of period            6,758           12,337
                                                        ---------        ---------
Cash and cash equivalents at end of period              $   5,129        $   7,847
                                                        =========        =========
Supplemental disclosure of cash flow information:
   Cash paid for interest                               $     359         $     85
                                                        =========        =========
   Cash paid for taxes                                  $      23         $     92
                                                        =========        =========

Supplemental disclosure of non-cash financing activities:
   In connection with the Company's initial public offering effective April 2, 1996, the 340,000 shares of Series A Preferred Stock were each converted into 4 shares of Common Stock.

See accompanying notes to consolidated financial statements.

                     MICROWARE SYSTEMS CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                               (UNAUDITED)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In accordance with the rules and regulations of the Securities and Exchange Commission, the preceding unaudited financial statements omit or condense certain information and footnote disclosure normally required for complete financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (which include reclassifications and normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1997 and for all periods presented, have been made.

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

4. RECENT ACCOUNTING PRONOUNCEMENTS

In June, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income", and Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosure about Segments of an Enterprise and Related Information". The adoption of both statements is required for fiscal years beginning after December 15, 1997.

SFAS 130 establishes standards for reporting and displaying comprehensive income and its components in the financial statements. It requires that a company classify items of their comprehensive income, as defined by accounting standards, by their nature (i.e. unrealized gains or losses on securities) in a financial statement, but does not require a specific format for that statement.

SFAS 131 changes current practice under SFAS 14, "Financial Reporting of Segments of a Business Enterprise", by establishing a new framework on which to base segment reporting (referred to as the management approach) and also requires interim reporting of segment information.

The Company is studying the implications of these new statements and the impact of their implementation on its consolidated financial statements.

                        MICROWARE SYSTEMS CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING INFORMATION IS SUBJECT TO UNCERTAINTY

Except for the historical information contained herein, the following discussion and analysis of the Company's financial condition and results of operations includes forward-looking statements that involve risks and uncertainties, including management's expectations for fiscal 1998 and known trends and uncertainties in the business. Actual future results and trends may differ materially depending on a variety of factors, including the volume and timing of orders received during the quarter, the timing and acceptance of new products and product enhancements by the Company or its competitors, changes in pricing, product life cycles, seasonality of customer buying patterns, the existence of product errors, extraordinary events, such as litigation or acquisition, including related charges, and economic conditions generally or in various geographic areas. Additionally, the Company has recently experienced significant turnover in its North American sales personnel, which has had, and may continue to have, an interim adverse affect on the Company's North
American operations. While the Company has made significant progress in filling its vacated sales positions, the future effect of the turnover cannot be presently determined. All of the foregoing factors, and others not mentioned, make operating results difficult to forecast. The Company's operating results have varied significantly from quarter to quarter in the past and the future operating results of the Company may fluctuate as a result of the above and other risk factors detailed in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997, and other documents filed by the Company with the Securities and Exchange Commission. Due to all of the foregoing factors, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as an indication of future performance. For the fiscal year ended March 31, 1997 and the six month period ended September 30, 1997, the Company's actual performance did not meet market expectations. It is likely that, in some future period, the Company's operating results will again be below the expectations of stock market analysts and investors.

OVERVIEW

The Company has historically derived revenues from development licenses and run-time license royalty fees along with sales of related software productivity tools, maintenance support and custom contract engineering work. Custom contract engineering revenues are typically derived from discrete software engineering projects porting the OS-9 operating system along with customized software products. Typically, license royalty fees follow the completion of these contracts. For financial reporting purposes, product revenues primarily consist of software licenses and software development tool products, along with license run-time royalty fees earned (including non-refundable prepaid royalties). Services revenues principally consist of revenues from custom contract engineering and maintenance support agreements, along with consulting and training activity.

A key element of the Company's long-term strategy is to focus on markets the Company anticipates will significantly increase run-time license royalty fees. The Company has made significant investments targeting various emerging markets including wireless personal communications, interactive and digital television, and Internet access devices, through the development of specialized software modules that utilize the OS-9 operating system. As a result, the Company's product revenues have demonstrated a proportionate increase in large account, vertical market activities and related services, and a corresponding decrease in traditional run-rate embedded systems business as a percentage of total revenues. Deriving a large portion of revenues from a small number of key customers increases the quarterly variability of the Company's financial results. Recently the Company has begun working towards strengthening its traditional embedded systems business to better capitalize on the more stable growth in that market and thereby gain greater quarterly stability.

RESULTS OF OPERATIONS

Second Quarter of Fiscal 1998 Compared to the Second Quarter of Fiscal
1997

Revenues

Total revenues decreased 41% or $3.0 million from $7.3 million in the second quarter of fiscal 1997 to $4.3 million in the second quarter of fiscal 1998. During the second quarter of fiscal 1998, the Company experienced significant turnover in its North American sales force which has had, and may continue to have, an adverse effect on revenues. Product revenues decreased 28% or $1.1 million from $4.0 million in the second quarter of fiscal 1997 to $2.9 million in the second quarter of fiscal 1998. The decrease in product revenues from the second quarter of fiscal 1997 to the same period in fiscal 1998 was primarily due to a reduction in nonrefundable prepaid royalties recognized from customers.
In addition, the initial license fees from new accounts in the Internet and wireless vertical markets did not meet management expectations in the current quarter. Future growth in the Company's product revenues will continue to be substantially dependent on its customers' timely and successful development and distribution of new products using the Company's products, making product revenues difficult to accurately forecast on a quarterly or annual basis. Services revenues decreased 57% or $1.9 million from $3.3 million in the second quarter of fiscal 1997 to $1.4 million in the second quarter of fiscal 1998. The decrease from the second quarter of fiscal 1997 to the same period in fiscal 1998 primarily resulted from a decrease in funded development of advanced processor ports.

Cost of Revenues

Total cost of revenues decreased 8% or $127,000 from $1.6 million in the second quarter of fiscal 1997 to $1.5 million in the second quarter of fiscal 1998. As a percentage of product revenues, cost of product revenues increased from 17% in the second quarter of fiscal 1997 to 20% in the second quarter of fiscal 1998. The percentage increase resulted from increased amortization of purchased software, product warranty reserves and third party royalty expense compounded by the overall decrease in product revenues from the second quarter of fiscal 1997 to the second quarter of fiscal 1998. As a percentage of services revenues, cost of services revenues increased from 28% in the second quarter of fiscal 1997 to 64% in the second quarter of fiscal 1998. The percentage increase between periods resulted from small, lower margin custom work being performed during the second quarter of fiscal 1998 compared to large, higher margin custom work being performed during the second quarter of fiscal 1997. During the second quarter of fiscal 1997 the Company was engaged in three large advanced processor ports which allowed the Company to achieve economies of scale and leverage between contracts which resulted in higher margins.

Research and Development

Research and development expense increased 3% or $47,000 from $1.7 million in the second quarter of fiscal 1997 to $1.8 million in the second quarter of fiscal 1998. The increase in overall dollars resulted primarily from an increase in support costs related to certain acquired technology from the second quarter of fiscal 1997 to the second quarter of fiscal 1998.

Sales and Marketing

Sales and marketing expense decreased 8% or $193,000 from $2.4 million in the second quarter of fiscal 1997 to $2.2 million in the second quarter of fiscal 1998. Sales and marketing expenses decreased during the second quarter of fiscal 1998 as compared to the second quarter of fiscal 1997 as a result of the elimination or resignation of certain U.S. sales representatives. Offsetting the decrease in the second quarter of fiscal 1998 was an increase resulting from the addition of a new Vice President of Sales and a new Vice President of Marketing. The Company will incur additional spending related to new hiring of North American sales personnel in the third quarter of fiscal 1998.

General and Administrative Expense

General and administrative expenses increased 63% or $539,000 from $849,000 to $1.4 million in the second quarters of fiscal 1997 and 1998, respectively. The increase in general and administrative expenses resulted from costs incurred due to organizational changes in the Company's U.S. operation during the second quarter of fiscal 1998. These costs included severance and related benefits associated with the elimination and resignation of employees of approximately $170,000, moving costs to the Company's new headquarters facility of approximately $80,000 and recruiting and relocation costs associated with the hiring of new executive management personnel of approximately $260,000.

Special Charges

During the three-month period ended September 30, 1997, the Company determined that due to revised estimates of the marketability of certain products under development, a special charge of $940,000 was appropriate to more adequately reflect the residual value of certain intangible assets. Included in this charge was approximately $566,000 of deferred development costs in the form of pre-paid royalties, approximately $202,000 relating to goodwill associated with Micromall, a wholly owned subsidiary of the Company, and approximately $172,000 relating to the write-off of previously capitalized purchased technology.

Other Income (Expense)

Other income decreased $344,000 from $336,000 in the second quarter of fiscal 1997 to ($8,000) in the second quarter of fiscal 1998. This decrease is attributable to a reduction of interest income due to cash used in operations, an increase in interest expense related to the Company's construction note on its new headquarters facility and an unfavorable change in foreign currency exchange rates.

Six Months Year-to-Date of Fiscal 1998 Compared to the Six Months Year-to-Date of Fiscal 1997

Revenues

Total revenues decreased 41% or $5.7 million from $14.1 million for the six month period ended September 30, 1996 to $8.4 million for the six month period ended September 30, 1997. During the second quarter of fiscal 1998, the Company experienced significant turnover in its North American sales force which has had, and may continue to have, an adverse effect on revenues. Product revenues decreased 30% or $2.3 million from $7.9 million for the six month period ended September 30, 1996 to $5.6 million for the six month period ended September 30, 1997. The decrease in product revenues from the six month period ended September 30, 1996 to the six month period ended September 30, 1997 was primarily due to a reduction in nonrefundable prepaid royalties recognized from customers. In addition, initial license fees from new accounts in the Internet and wireless vertical markets have not met management expectations in fiscal 1998. Future growth in the Company's product revenues will continue to be substantially dependent on its customers' timely and successful development and distribution of new products using the Company's products, making product revenues difficult to accurately forecast on a quarterly or annual basis. Services revenues decreased 55% or $3.4 million from $6.2 million for the six month period ended September 30, 1996 to $2.8 million for the six month period ended September 30, 1997. The decrease in services revenues between periods primarily resulted from a decrease in funded development of advanced processor ports.

Cost of Revenues

Total cost of revenues decreased 6% or $184,000 from $3.0 million for the six month period ended September 30, 1996 to $2.8 million for the six month period ended September 30, 1997. As a percentage of product revenues, cost of product revenues increased from 16% for the six month period ended September 30,1996 to 21% for the six month period ended September 30, 1997. The percentage increase resulted from increased amortization of purchased software, productwarranty reserves and third party royalty expense compounded by the overall decrease in product revenues between periods. As a percentage of services revenues, cost of services revenues increased from 28% for the six month period ended September 30, 1996 to 58% for the six month period ended September 30, 1997. The percentage increase between periods resulted from small, lower margin custom work being performed during the six month period ended September 30, 1997 compared to large, higher margin custom work being performed during the six month period ended September 30, 1996.

Research and Development

Research and development expense increased 7% or $234,000 from $3.4 million for the six month period ended September 30, 1996 to $3.7 million for the six month period ended September 30, 1997. The increase in overall dollars resulted from an increase in costs associated with additional technical staff and higher support costs as a result of certain acquired technology.

Sales and Marketing

Sales and marketing expense decreased slightly from $4.7 million to $4.6 million for the six month periods ended September 30, 1996 and 1997, respectively. Sales and marketing expenses decreased for the six month period ended September 30, 1996 to the six month period ended September 30, 1997 as a result of the elimination or resignation of certain U.S. sales representatives. Offsetting the decrease for the six month period ended September 30, 1997 was an increase resulting from the addition of a new Vice President of Sales and a new Vice President of Marketing.

General and Administrative Expense

General and administrative expenses increased 36% or $583,000 from $1.6 million for the six month period ended September 30, 1996 to $2.2 million for the six month period ended September 30, 1997. The increase in general and administrative expenses resulted from costs incurred due to organizational changes in the Company's U.S. operations during the second quarter of fiscal 1998. These costs included severance and related benefits associated with the elimination and resignation of employees of approximately $175,000, moving costs to the Company's new headquarters facility of approximately $80,000 and recruiting and relocation costs associated with the hiring of new executive management personnel of approximately $330,000.

Special Charges

For the six month period ended September 30, 1997, the Company determined that due to revised estimates of the marketability of certain products under development, a special charge of $940,000 was appropriate to more adequately reflect the residual value of certain intangible assets. Included in this charge was approximately $566,000 of deferred development costs in the form of pre-paid royalties, approximately $202,000 relating to goodwill associated with Micromall, a wholly owned subsidiary of the Company, and approximately $172,000 relating to the write-off of previously capitalized purchased technology. Special charges incurred for the six month period ended September 30, 1996 related to severance and related benefits associated with the restructuring of operations in France.

Other Income (Expense)

Other income decreased $498,000 from $668,000 for the six month period ended September 30, 1996 to $170,000 for the six month period ended September 30, 1997. This decrease is attributable to a reduction of interest income due to cash used in operations, an increase in interest expense related to the Company's construction note on its new headquarters facility and an unfavorable change in foreign currency exchange rates.

Liquidity and Capital Resources

At September 30, 1997, the Company had working capital of $16.5 million, and approximately $15.5 million in cash, cash equivalents and short-term investments. Of the $15.5 million, approximately $10.0 million of the Company's short-term investments are required to be pledged as security for the construction note (due April 1999)on the Company's new headquarters facility. The Company is currently in the process of securing long-term financing for its new headquarters facility. The Company anticipates completing the financing by December 31, 1997.

Net cash used in operating activities increased from $1.8 million for the six month period ended September 30, 1996 to $4.0 million for the six month period ended September 30, 1997. The net loss of $5.8 million, offset by a decrease in trade receivables of $2.8 million, were the primary reasons for the cash used in operating activities for the six month period ended September 30, 1997. The net earnings of $1.5 million, offset by the increase in trade receivables of $2.2 million, were the primary reasons for the cash used in operations for the six month period ended September 30, 1996.

Net cash used in investing activities totaled $23.7 million and $1.3 million for the six month periods ended September 30, 1996 and 1997, respectively. Uses of cash for the six month period ended September 30, 1997 resulted primarily from construction expenditures made on the Company's new headquarters facility offset by net maturities of short-term investments. Uses of cash for the six month period ended September 30, 1996 resulted primarily from net purchases of short-term investments, the purchase of land to construct the Company's new headquarters facility, and purchases of computer and research equipment.

Net cash provided by financing activities totaled $21.0 million and $3.6 million for the six month periods ended September 30, 1996 and 1997, respectively. The cash provided to the Company for the six month period ended September 30, 1997 resulted primarily from proceeds received on the Company's construction note on its new headquarters facility. The cash provided to the Company for the six month period ended September 30, 1996 resulted primarily from the issuance of approximately $17.6 million in common stock in connection with the Company's initial public offering along with approximately $3.1 million in proceeds received on the Company's construction note on its new headquarters facility.

The Company expects to incur additional operating losses, at least through its fiscal year end March 31, 1998. However, assuming the Company secures long-term financing for its new headquarters facility, its existing cash and short-term investments along with other working capital is expected to be sufficient to meet its operating and capital expenditure needs for at least the next 12 months.

PART II - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The Annual Meeting of Shareholders of the Company was held on September 9, 1997. More than 93 percent of the holders of the Company's Common Stock were represented at the meeting. Three issues were presented for consideration at the meeting; 1) the election of three Class II Directors to hold office until the 2000 Annual Meeting; 2) the amendment of the Company's 1995 Stock Option Plan i)to authorize the issuance of an additional 600,000 shares under the plan and ii) to limit the total grants to any executive officer to 200,000 options in any fiscal year; and 3) the ratification of the selection of KPMG Peat Marwick LLP as independent public accountants of theCompany for the fiscal year ending March 31, 1998. The results were as follows:

1.  Election of Class II Directors
      Shares Entitled to Vote	            Votes at Meeting
      -----------------------	            ----------------
            14,313,852                       13,423,192

      Name                          For         Withhold Authority
      ----                       ----------     ------------------
      M. Denis Connaghan         13,382,561          40,631
      James A. Gordon            13,359,841          63,351
      Robert L. Growney          13,387,721          35,471

2.  Proposal to Amend the Company's 1995 Stock Option Plan

            For         Against       Abstain    Broker Non-vote
        -----------     -------       -------    ---------------
         13,166,381     112,364       25,548	      118,899

3. Ratification of Selection of KPMG Peat Marwick LLP as Independent Public Accountants

            For         Against       Abstain    Broker Non-vote
        -----------     -------       -------    ---------------
         13,396,572      13,565        13,055	      -0-




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

                      MICROWARE SYSTEMS CORPORATION

    Date: November 12, 1997   /s/ KENT R. KELDERMAN
                           -----------------------
                           Kent R. Kelderman
                           Chief Financial Officer,
                           Executive Vice President
                             & Treasurer (Principal
                             Financial & Accounting
                             Officer)