Form 10-Q
period 1997-12-31
MICROWARE SYSTEMS CORP
filed 1998-02-13
CIK 1003383

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                               FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 1997

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

   COMMON STOCK: 14,516,042 SHARES OUTSTANDING AS OF December 31, 1997

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

The results for the quarter ended December 31, 1997, are not necessarily indicative of the results to be expected for the entire year.

                             Microware Systems Corporation
                           Consolidated Statements of Operations
                                    (unaudited)
                        ($ in thousands, except per share amounts)

                                              Three Months Ended      Nine Months Ended
                                                  December 31,           December 31,
                                              -------------------    ------------------
                                                1997       1996        1997       1996
                                              -------    -------     -------    -------

Revenues:
   Product                                    $ 2,936    $ 4,129     $ 8,488   $12,050
   Services                                     1,229      1,745       4,034     7,931
                                              -------    -------     -------   -------
                                                4,165      5,874      12,522    19,981
                                              -------    -------     -------   -------
Cost of revenues:
   Product                                        855        851       2,010     2,098
   Services                                       661      1,081       2,289     2,801
                                              -------    -------     -------   -------
                                                1,516      1,932       4,299     4,899
                                              -------    -------     -------   -------
     Gross profit                               2,649      3,942       8,223    15,082

Operating expenses:
   Research & development                       1,849      1,748       5,505     5,170
   Sales & marketing                            2,527      2,488       7,183     7,186
   General & administrative                     1,253        861       3,453     2,478
   Special charges                                  -          -         940        75
                                              -------    -------     -------   -------
                                                5,629      5,097      17,081    14,909
                                              -------    -------     -------   -------
     Operating (loss) profit                   (2,980)    (1,155)     (8,858)      173
                                              -------    -------     -------   -------

Other income (expense):
   Foreign currency gain (loss), net               42         44         (49)       65
   Gain on sale of land and building              215          -         215         -
   Interest income                                178        265         599       946
   Interest expense                              (184)       (26)       (344)      (60)
                                              -------    -------     -------   -------
                                                  251        283         421       951
                                              -------    -------     -------   -------
     (Loss)earnings before income tax expense  (2,729)      (872)     (8,437)    1,124
Income tax expense (benefit)                       16       (257)         76       225
                                              -------    -------     -------   -------
     Net (loss) earnings                      $(2,745)   $  (615)    $(8,513)  $   899
                                              =======    =======     =======   =======
Basic (loss) earnings per share               $ (0.19)   $ (0.04)    $ (0.59)  $  0.07
                                              =======    =======     =======   =======
Weighted average common
  shares outstanding (in thousands)            14,508     13,859      14,327    13,339
                                              =======    =======     =======   =======

Diluted (loss) earnings per share             $ (0.19)   $ (0.04)    $ (0.59)  $  0.06
                                              =======    =======     =======   =======
Weighted average common and common equivalent
  shares outstanding (in thousands)            14,508     13,859      14,327    15,166
                                              =======    =======     =======   =======

See accompanying notes to consolidated financial statements.

                   Microware Systems Corporation
                    Consolidated Balance Sheets
            ($ in thousands, except per share amounts)


                                          December 31,
                                             1997          March 31,
                                          (unaudited)         1997
                                         ------------     ----------

           Assets
Current assets:
   Cash and cash equivalents                  $ 5,749        $ 6,758
   Short-term investments                       3,527         13,204
   Trade receivables, net of allowance
      for doubtful accounts of
      $516 and $635, respectively               3,735          7,014
   Income taxes receivable                        121            207
   Inventories                                     74             96
   Prepaid royalties                              574          1,005
   Prepaid expenses and other current assets      651            316
   Deferred tax assets                            488            507
                                            ---------      ---------
       Total current assets                    14,919         29,107

Investment, at cost                             5,004          5,004

Property and equipment:
   Land and improvements                        2,529            144
   Building                                     8,420          2,017
   Furniture, fixtures & equipment              4,576          4,115
   Research & development equipment             3,661          3,612
   Leasehold improvements                          87            123
   Construction in progress                         -          7,369
                                            ---------      ---------
                                               19,273         17,380
       Accumulated depreciation and
         amortization                           5,507          5,463
                                            ---------       --------
       Net property and equipment              13,766         11,917

 Other assets:
   Intangible assets, net of amortization       3,197          1,675
   Deposits and other                           1,432          1,380
                                            ---------      ---------
       Total other assets                       4,629          3,055
                                            ---------      ---------
                                              $38,318        $49,083
                                            =========      =========

          Liabilities

Current liabilities:
   Notes payable to banks                        $309           $323
   Current portion of long-term debt               59             38
   Accounts payable                             1,410          2,559
   Accrued expenses                             1,832          2,194
   Deferred revenues                              645            867
   Income taxes payable                           104            102
                                            ---------      ---------
       Total current liabilities                4,359          6,083

Long-term debt, less current installments       6,941          8,038
Deferred income taxes                             242            236
                                            ---------      ---------

       Total liabilities                       11,542         14,357
                                            ---------      ---------

       Shareholders' equity

Series A preferred  stock, $14.71 par
  value; 340,000 shares authorized,
  none issued or outstanding                        -              -
Series I preferred  stock, no par
  value; 500,000 shares authorized;
   none issued or outstanding                       -              -
Common stock, voting, no par value;
  50,000,000 shares authorized;
  14,741,142 and 14,190,561 shares
  issued, 14,516,042 and 13,965,461
  shares outstanding                           36,709         36,152
Retained earnings (deficit)                    (8,424)            89
Cumulative adjustment for foreign
  currency translation                           (732)          (738)
                                            ---------      ---------
                                               27,553         35,503
Less cost of common shares acquired
  for the treasury, 225,100 and
  225,100 shares                                  777            777
                                            ---------      ---------
       Total shareholders' equity              26,776         34,726
                                            ---------      ---------
                                              $38,318        $49,083
                                           ==========      =========

See accompanying notes to consolidated financial statements.

                       Microware Systems Corporation
                   Consolidated Statements of Cash Flows
                                 (unaudited)
                               ($ in thousands)

                                                       Nine Months Ended December 31,
                                                       ------------------------------
                                                           1997             1996
                                                        ---------        ---------
Cash flows from operating activities:
  Net (loss) earnings                                   $  (8,513)       $     899
    Adjustments to reconcile net (loss)earnings to net
     cash used in operating activities:
      Depreciation and amortization                         1,657            1,216
      Write-off of intangible assets                          940                -
      Gain on disposal of assets                             (204)               -
      Deferred income taxes                                    26             (156)
   Change in assets and liabilities:
      Trade receivables, net                                3,224           (3,556)
      Inventories                                              22             (117)
      Prepaid royalties                                      (135)            (848)
      Other current assets                                   (367)            (186)
      Income taxes receivable                                  87              132
      Other assets                                         (2,623)            (703)
      Accounts payable                                     (1,129)             293
      Accrued expenses                                       (323)            (320)
      Deferred revenues                                      (217)            (161)
      Income taxes payable                                     27              273
                                                        ---------        ---------
  Net cash used in operating activities                    (7,528)          (3,234)
                                                        ---------        ---------
Cash flows from investing activities:
   Capital expenditures                                    (4,317)          (5,840)
   Purchases of short-term investments                    (12,758)         (25,900)
   Maturities of short-term investments                    22,434           10,468
   Proceeds from sale of land and building, net             1,641                -
   Purchase of investment, at cost                              -           (5,004)
                                                        ---------        ---------
  Net cash provided by (used in) investing activities       7,000          (26,276)
                                                        ---------        ---------
Cash flows from financing activities:
   Principal payments on notes payable to banks and
     long-term debt                                       (11,782)            (950)
   Proceeds from issuance of notes payable to banks
     and long-term debt                                    10,706            4,744
   Proceeds from issuance of common stock                     606           18,984
   Cost of issuance of common stock                           (49)            (410)
                                                        ---------        ---------
  Net cash (used in) provided by financing activities        (519)          22,368
Effect of foreign currency exchange rate changes on cash       38              (99)
                                                        ---------        ---------
  Net decrease in cash and cash equivalents                (1,009)          (7,241)
Cash and cash equivalents at beginning of period            6,758           12,337
                                                        ---------        ---------
Cash and cash equivalents at end of period              $   5,749        $   5,096
                                                        =========        =========
Supplemental disclosure of cash flow information:
   Cash paid for interest                               $     554         $    163
                                                        =========        =========
   Cash paid for taxes                                  $      13         $    225
                                                        =========        =========

Supplemental disclosure of non-cash financing activities:
   In connection with the Company's initial public offering effective April 2, 1996, the 340,000 shares of Series A Preferred Stock were each converted into 4 shares of Common Stock.

See accompanying notes to consolidated financial statements.

                     MICROWARE SYSTEMS CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE NINE MONTHS ENDED DECEMBER 31, 1997 AND 1996
                               (UNAUDITED)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In accordance with the rules and regulations of the Securities and Exchange Commission, the preceding unaudited financial statements omit or condense certain information and footnote disclosure normally required for complete financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (which include reclassifications and normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 1997 and for all periods presented, have been made.

2.  NET (LOSS) EARNINGS PER SHARE

The Company adopted SFAS No. 128, "Earnings per Share" during the three month period ended December 31, 1997. This pronouncement establishes new standards for computing and presenting earnings per share (EPS) on a basis that is more comparable to international standards and provides for the presentation of basic and diluted EPS, replacing the previously reported primary and fully diluted EPS. Basic EPS has been computed by dividing net (loss) earnings by the weighted average number of common shares outstanding during each period. Diluted EPS has been computed by dividing net (loss) income by the weighted average common and, when dilutive, common equivalent shares outstanding during each period. Dilutive common equivalent shares are calculated using the treasury stock method and consist of common stock issuable upon the exercise of options and warrants. All prior period EPS calculations have been restated.

3.  STOCK OPTIONS

In May 1997, the Company offered all recipients of stock option grants made in October 1996 (totaling 353,100 shares) the right to cancel those outstanding (and non-vested) options at the original exercise price of $15.50 per share and receive new options dated May 1997 with a new exercise price and revised vesting. The new exercise prices are $10.00 per share for employees who were serving as executive officers at the time of the original grant and $6.25 for all other employees. Both exercise prices are equal to or in excess of the fair value of the Company's common stock at the date of grant. While the original grants had a vesting schedule of 25% on each anniversary of October 14, 1996, the new grants have vesting of 10%, 20%, 30%, and 40% on each anniversary of May 2, 1997. Vesting of grants accelerates in the event of a change in control of the Company. The new grants all have an expiration date of May 2, 2007.

4. RECENT ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income", and Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosure about Segments of an Enterprise and Related Information". The adoption of both statements is required for fiscal years beginning after December 15, 1997.

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

In October 1997, the American Institute of Certified Public Accountants issued Statement of Position 97-2, "Software Revenue Recognition" (SOP 97-2). SOP 97-2 is effective for transactions entered into in fiscal years beginning after December 15, 1997. Retroactive application of the provisions of SOP 97-2 is prohibited. The Company has reviewed SOP 97-2 and believes that, given its current policies, the application of SOP 97-2 when adopted effective April 1, 1998, will not have a material impact on the recording of future revenues.

                        MICROWARE SYSTEMS CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING INFORMATION IS SUBJECT TO UNCERTAINTY

Except for the historical information contained herein, the following discussion and analysis of the Company's financial condition and results of operations includes forward-looking statements that involve risks and uncertainties, including management's expectations for fiscal 1998 and known trends and uncertainties in the business. Actual future results and trends may differ materially depending on a variety of factors, including the volume and timing of orders received during the quarter, the timing and acceptance of new products and product enhancements by the Company or its competitors, changes in pricing, product life cycles, seasonality of customer buying patterns, the existence of product errors, extraordinary events, such as litigation or acquisition, including related charges, and economic conditions generally or in various geographic areas. In particular, the economic conditions in certain countries in Asia have worsened significantly in recent months. The majority of the Company's Asian business is derived from Japan, where the down-turn has been less significant, but the impact on the Company's future results is uncertain. Additionally, the Company has recently experienced significant turnover in its sales force in North America and Japan, which has had, and may continue to have, an interim adverse affect on the Company's operations. While the Company has made significant progress in filling its vacated sales positions, the future effect of the turnover cannot be presently determined. All of the foregoing factors, and others not mentioned, make operating results difficult to forecast. The Company's operating results have varied significantly from quarter to quarter in the past and the future operating results of the Company may fluctuate as a result of the above and other risk factors detailed in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997, and other documents filed by the Company with the Securities and Exchange Commission. Due to all of the foregoing factors, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as an indication of future performance. For the fiscal year ended March 31, 1997 and the nine month period ended December 31, 1997, the Company's actual performance did not meet market expectations. The company has experienced losses in recent quarters and such losses may continue.

OVERVIEW

The Company has historically derived revenues from development licenses and run-time license royalty fees along with sales of related software productivity tools, maintenance support and custom contract engineering work. Custom contract engineering revenues are typically derived from discrete software engineering projects porting the OS-9 operating system along with customized software products. Typically, run-time license royalty fees follow the completion of these contracts. For financial reporting purposes, product revenues primarily consist of software licenses and software development tool products, along with run-time license royalty fees earned (including non-refundable prepaid royalties). Services revenues principally consist of revenues from custom contract engineering and maintenance support agreements, along with consulting and training activity.

A key element of the Company's long-term strategy is to focus on markets the Company anticipates will significantly increase run-time license royalty fees. The Company has made significant investments targeting various emerging markets including wireless personal communications, interactive and digital television, and Internet access devices through the development of specialized software modules that utilize the OS-9 operating system. As a result, the Company's product revenues have demonstrated a proportionate increase in large account, vertical market activities and related services, and a corresponding decrease in traditional run-rate embedded systems business as a percentage of total revenues. Deriving a large portion of revenues from a small number of key customers increases the quarterly variability of the Company's financial results. Recently the Company has begun working towards strengthening its traditional embedded systems business to better capitalize on the more stable growth in that market and thereby gain greater quarterly stability.

RESULTS OF OPERATIONS

Third Quarter of Fiscal 1998 Compared to the Third Quarter of Fiscal
1997

Revenues

Total revenues decreased 29% or $1.7 million from $5.9 million in the third quarter of fiscal 1997 to $4.2 million in the third quarter of fiscal 1998. During fiscal 1998, the Company experienced significant turnover in its sales force in North America and Japan which has had, and may continue to have, an adverse effect on revenues. Product revenues decreased 29% or $1.2 million from $4.1 million in the third quarter of fiscal 1997 to $2.9 million in the third quarter of fiscal 1998. The decrease in product revenues from the third quarter of fiscal 1997 to the same period in fiscal 1998 was primarily due to a reduction in nonrefundable prepaid royalties recognized from customers. In addition, the initial license fees from new accounts in the Internet and wireless vertical markets did not meet management expectations in the current quarter. Future growth in the Company's product revenues will continue to be substantially dependent on its customers' timely and successful development and distribution of new products using the Company's products, making product revenues difficult to accurately forecast on a quarterly or annual basis. Services revenues decreased 30% or $516,000 from $1.7 million in the third quarter of fiscal 1997 to $1.2 million in the third quarter of fiscal 1998. The decrease from the third quarter of fiscal 1997 to the same period in fiscal 1998 primarily resulted from a decrease in funded development of advanced processor ports.

Cost of Revenues

Total cost of revenues decreased 22% or $416,000 from $1.9 million in the third quarter of fiscal 1997 to $1.5 million in the third quarter of fiscal 1998. As a percentage of product revenues, cost of product revenues increased from 21% in the third quarter of fiscal 1997 to 29% in the third quarter of fiscal 1998. Although the Company made progress in reducing its fixed salary costs between periods by increasing the efficiency and utilization of personnel, these improvements were offset by an increase in the amortization of purchased software and the overall decrease in product sales between periods. As a percentage of services revenues, cost of services revenues decreased from 62% in the third quarter of fiscal 1997 to 54% in the third quarter of fiscal 1998. The percentage decrease between periods primarily resulted from higher margin custom project work being performed during the third quarter of fiscal 1998 as compared to the third quarter of fiscal 1997.

Research and Development

Research and development expense increased 6% or $101,000 from $1.7 million in the third quarter of fiscal 1997 to $1.8 million in the third quarter of fiscal 1998. The increase in overall dollars between periods resulted primarily from an increase in support costs related to certain acquired technology. In addition, the overall increase is a result of a reduction in engineering costs transferred to cost of services revenues between periods as a result of fewer services revenue project hours.

Sales and Marketing

Sales and marketing expense remained at $2.5 million in the third quarters ended December 31, 1996 and 1997. During the third quarter of fiscal 1998 the Company continued restaffing previously eliminated or vacated sales positions in North America and Japan. The Company expects to continue investing in sales and marketing over the remainder of fiscal 1998 to expand its sales force and customer base and to introduce new products.

General and Administrative Expense

General and administrative expenses increased 46% or $392,000 from $861,000 to $1.3 million in the third quarters of fiscal 1997 and 1998, respectively. The increase in general and administrative expenses resulted from approximately $400,000 of recruiting and relocation costs associated with the hiring of new executive management and sales personnel in the U.S. and Japan.

Other Income (Expense)

Other income remained approximately $0.3 million in the third quarters ended December 31, 1996 and 1997, decreasing $32,000 between periods. Overall, the decrease is attributable to a reduction of interest income due to cash used in operations along with an increase in interest expense related to the Company's long-term debt on its new headquarters facility, offset by a $215,000 gain from the sale of the Company's former headquarters facility.

Nine Months Year-to-Date of Fiscal 1998 Compared to the Nine Months Year-to-Date of Fiscal 1997

Revenues

Total revenues decreased 37% or $7.5 million from $20.0 million for the nine month period ended December 31, 1996 to $12.5 million for the nine month period ended December 31, 1997. During fiscal 1998, the Company experienced significant turnover in its North American sales force which has had, and may continue to have, an adverse effect on revenues. Product revenues decreased 30% or $3.6 million from $12.1 million for the nine month period ended December 31, 1996 to $8.5 million for the nine month period ended December 31, 1997. The decrease in product revenues from the nine month period ended December 31, 1996 to the nine month period ended December 31, 1997 was primarily due to a reduction in nonrefundable prepaid royalties recognized from customers. In addition, initial license fees from new accounts in the Internet and wireless vertical markets have not met management expectations in fiscal 1998. Future growth in the Company's product revenues will continue to be substantially dependent on its customers' timely and successful development and distribution of new products using the Company's products, making product revenues difficult to accurately forecast on a quarterly or annual basis. Services revenues decreased 49% or $3.9 million from $7.9 million for the nine month period ended December 31, 1996 to $4.0 million for the nine month period ended December 31, 1997. The decrease in services revenues between periods primarily resulted from a decrease in funded development of advanced processor ports.

Cost of Revenues

Total cost of revenues decreased 12% or $600,000 from $4.9 million for the nine month period ended December 31, 1996 to $4.3 million for the nine month period ended December 31, 1997. As a percentage of product revenues, cost of product revenues increased from 17% for the nine month period December 31, 1996 to 24% for the nine month period ended December 31, 1997. Although the Company made progress in reducing its fixed salary costs between periods by increasing the efficiency and utilization of personnel, these improvements were offset by an increase in the amortization of purchased software and the overall decrease in product sales between periods. As a percentage of services revenues, cost of services revenues increased from 35% for the nine month period ended December 31, 1996 to 57% for the nine month period ended December 31, 1997. The percentage increase between periods primarily resulted from small, lower margin custom work being performed during the nine month period ended December 31, 1997 compared to large, higher margin custom work being performed during the nine month period ended December 31, 1996.

Research and Development

Research and development expense increased 6% or $335,000 from $5.2 million for the nine month period ended December 31, 1996 to $5.5 million for the nine month period ended December 31, 1997. The increase in overall dollars resulted primarily from an increase in support costs related to certain acquired technology along with an overall reduction in engineering costs transferred to cost of services due to the reduction in services revenue project hours between periods.

Sales and Marketing

Sales and marketing expense remained at $7.2 million for each of the nine month periods ended December 31, 1996 and 1997. The Company expects to continue investing in sales and marketing over the remainder of fiscal 1998 to expand its sales force and customer base and to introduce new products.

General and Administrative Expense

General and administrative expenses increased 39% or $975,000 from $2.5 million for the nine month period ended December 31, 1996 to $3.5 million for the nine month period ended December 31, 1997. The increase in general and administrative expenses resulted from costs incurred due to organizational changes in the Company's operations during fiscal 1998. These costs included severance and related benefits associated with the elimination and resignation of employees of approximately $175,000, moving costs to the Company's new headquarters facility of approximately $80,000 and recruiting and relocation costs associated with the hiring of new executive management and sales personnel in the U.S. and Japan of approximately $700,000.

Special Charges

For the nine month period ended December 31, 1997, the Company determined that due to revised estimates of the marketability of certain products under development, a special charge of $940,000 was appropriate to more adequately reflect the residual value of certain intangible assets. Included in this charge, taken in the quarter ended September 30, 1997, was approximately $566,000 of deferred development costs in the form of prepaid royalties, approximately $202,000 relating to goodwill associated with Micromall, a wholly owned subsidiary of the Company, and approximately $172,000 relating to the write-off of previously capitalized purchased technology. Special charges incurred for the nine month period ended December 31, 1996 related to severance and related benefits associated with the restructuring of operations in France.

Other Income (Expense)

Other income decreased $530,000 from $951,000 for the nine month period ended December 31, 1996 to $421,000 for the nine month period ended December 31, 1997. This decrease is primarily attributable to a reduction of interest income due to cash used in operations, an increase in interest expense related to the Company's long-term debt on its new headquarters facility, offset by a $215,000 gain from the sale of the Company's former headquarters facility.

Liquidity and Capital Resources

At December 31, 1997, the Company had working capital of $10.6 million and approximately $9.3 million in cash, cash equivalents and short-term investments.

Net cash used in operating activities in the first nine months of fiscal 1998 and 1997 totaled $7.5 million and $3.2 million, respectively. In the first nine months of fiscal 1998, the net loss of $8.5 million and an increase in other assets of $2.6 million were partially offset by a decrease in trade receivables of $3.2 million. The increase in other assets was due primarily to additional purchases of third party software which is or will be bundled with the Company's software products. An increase in trade receivables of $3.6 million, offset by net earnings of $899,000 were the primary reasons for the cash used in operations for the nine month period ended December 31, 1996.

Net cash provided by (used in)investing activities in the first nine months of fiscal 1998 and 1997 totaled $7.0 million and ($26.3) million, respectively. In the first nine months of fiscal 1998, net maturities of short-term investments and proceeds from the sale of the Company's former headquarters facility were partially offset by construction expenditures made on the Company's new headquarters facility. Uses of cash for the nine month period ended December 31, 1996 resulted primarily from construction expenditures made on the Company's new headquarters facility, along with net investment purchases.

Net cash (used in) provided by financing activities in the first nine months of fiscal 1998 and 1997 totaled ($519,000) and $22.4 million, respectively. The cash used in financing activities by the Company for the nine month period ended December 31, 1997 resulted primarily from the payoff of the Company's $10.0 million construction note offset against the proceeds received on the promissory note for the Company's new headquarters facility. The cash provided by financing activities to the Company for the nine month period ended December 31, 1996 resulted primarily from the issuance of approximately $17.6 million in common stock in connection with the Company's initial public offering along with approximately $3.1 million in proceeds received on the Company's construction note on its new headquarters facility.

On December 30, 1997, the Company, through a newly organized wholly-owned subsidiary, Microware Systems Corporate Park, Inc., executed a promissory note with GMAC Commercial Mortgage Corporation in the amount of $7.0 million. The note is secured by the Company's headquarters facility and associated real estate. Monthly payments are $49,000, including interest at 7.46 percent, with the unpaid balance due January 1, 2008.

The Company believes its existing cash and short-term investments along with other working capital will be sufficient to meet its operating and capital expenditure needs for at least the next 12 months.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

        (a.)  Exhibit 11 - Computation of Net Earnings (Loss) per Share.
              Exhibit 27 - Financial Data Schedule (EDGAR version only).

        (b.) Reports on Form 8-K: Subsequent to the end of the quarter, on January 14, 1998, the Company filed a Report on Form 8-K to report a newly executed promissory note with GMAC Commercial Mortgage Corporation.

        No other items.

SIGNATURE

Pursuant to the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

                      MICROWARE SYSTEMS CORPORATION

    Date: February 13, 1997   /s/ KENT R. KELDERMAN
                           -----------------------
                           Kent R. Kelderman
                           Chief Financial Officer,
                           Executive Vice President
                             & Treasurer (Principal
                             Financial & Accounting
                             Officer)