Form 10-K
period 1998-03-31
MICROWARE SYSTEMS CORP
filed 1998-06-30
CIK 1003383

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K

                                  (MARK ONE)

           /X/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended March 31, 1998

     / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                        Commission file number 0-27988
                        ------------------------------

                         MICROWARE SYSTEMS CORPORATION
            (Exact name of Registrant as specified in its charter)
                      ----------------------------------

             IOWA                                      42-1073916
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                   Identification Number)

1500 N.W. 118TH ST
DES MOINES, IOWA                                            50325
(Address of principal                                     (Zip Code)
executive offices)

                                (515) 223-8000
             (Registrant's telephone number, including area code)

       Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, no par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. Yes /X/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or in any amendment to this Form 10-K. / /

THE APPROXIMATE VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT AS OF APRIL 30, 1998 WAS $39,864,000.

NUMBER OF SHARES OUTSTANDING AS OF APRIL 30, 1998: 14,556,192.

DOCUMENTS INCORPORATED BY REFERENCE: DEFINITIVE PROXY STATEMENT TO BE FILED FOR THE 1998 ANNUAL MEETING OF SHAREHOLDERS (PART III).

                          MICROWARE SYSTEMS CORPORATION

                                     INDEX
                                                                       Page
Part I
     Item 1.   Business                                                  3
     Item 2.   Properties                                               16
     Item 3.   Legal Proceedings                                        17
     Item 4.   Submission of Matters to a Vote of Security Holders      18
     Item 4A.  Executive Officers of the Registrant                     19

Part II
     Item 5.   Market for the Registrant's Common Equity
               and Related Stockholder Matters                          21
     Item 6.   Selected Consolidated Financial Data                     22
     Item 7.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations            24
     Item 7A.  Quantitative and Qualitative Disclosures about
               Market Risk                                              34
     Item 8.   Financial Statements and Supplementary Data              35
     Item 9.   Changes in and Disagreements with Accountants
               on Accounting and Financial Disclosures                  36

Part III
     Item 10.  Directors and Executive Officers of the Registrant       37
     Item 11.  Executive Compensation                                   37
     Item 12.  Security Ownership of Certain Beneficial
               Owners and Management                                    37
     Item 13.  Certain Relationships and Related Transactions           37

Part IV
     Item 14.  Exhibits, Financial Statements, Schedule, and
               Reports on Form 8-K                                      38

Signatures                                                              40
Index to Exhibits                                                       42

Part I

CAUTIONARY NOTE:
     IN ADDITION TO HISTORICAL FINANCIAL INFORMATION, THIS DISCUSSION OF THE COMPANY'S BUSINESS AND OTHER ITEMS IN THIS ANNUAL REPORT ON FORM 10-K INCLUDE FORWARD-LOOKING STATEMENTS ABOUT MICROWARE'S BUSINESS. THESE STATEMENTS SHOULD BE EVALUATED IN THE CONTEXT OF THE RISKS AND UNCERTAINTIES INHERENT IN MICROWARE'S BUSINESS, INCLUDING THE VARIABILITY OF THE COMPANY'S QUARTERLY OPERATING RESULTS; THE COMPANY'S ABILITY TO SUCCESSFULLY MARKET ITS PRODUCTS IN THE TRADITIONAL EMBEDDED, COMMUNICATIONS, AND CONSUMER MARKETS AT WHICH THE COMPANY'S PRODUCTS ARE TARGETED; THE CONTINUED GROWTH OF THOSE MARKETS; THE COMPANY'S ABILITY TO ACHIEVE ITS FINANCIAL GOALS AND KEEP PACE WITH ITS COMPETITION AND WITH RAPID TECHNOLOGICAL CHANGE; THE COMPANY'S ABILITY TO MANAGE TURNOVER IN ITS SALES AND MARKETING AND OTHER PERSONNEL AND ATTRACT AND MAINTAIN PERSONNEL GENERALLY; THE COMPANY'S ABILITY TO MANAGE ITS INTERNATIONAL OPERATIONS; THE RISK OF MATERIAL LITIGATION RELATED TO THE COMPANY'S INTELLECTUAL PROPERTY RIGHTS AND LICENSES; AND OTHER FACTORS MENTIONED THROUGHOUT THIS FORM 10-K AND IN THE COMPANY'S OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION.

ITEM 1. BUSINESS
     Microware Systems Corporation is a corporation which was organized under the laws of the state of Iowa in 1977. Its principal executive offices are located at 1500 N.W. 118th Street, Des Moines, Iowa 50325 (telephone number 515-223-8000; Internet: info@microware.com or http://www.microware.com). References in this Annual Report on Form 10-K to "Microware" or "the Company" are to Microware Systems Corporation and its subsidiaries.

GENERAL DEVELOPMENT OF BUSINESS
     Microware develops, markets and supports sophisticated real-time operating system software and development tools for the traditional embedded systems, communications, and consumer products markets. Microware's product line is built around its OS-9 real-time operating system, which was first introduced in 1980 and has been continually refined to incorporate advances in technology. OS-9 is a real-time operating system targeted at "embedded systems" - computers dedicated to specialized tasks embedded within application-specific industrial or computer products.

     Microware's business is focused on developing and marketing OS-9 for use in traditional embedded systems, including industrial automation, transportation, medical, government/military, and networking systems; communications infrastructure products, including ATM, ISDN, digital subscriber loop, Ethernet and fast Ethernet, and custom connectivity applications; and higher volume embedded systems for consumer and business uses, such as digital television decoders, advanced wireless telephones and pagers, and Internet appliances. In an effort to lessen the variability of its quarterly operating results and attain profitability, Microware substantially increased its emphasis on the traditional embedded and communications markets during the past fiscal year. While Microware believes all these markets present significant opportunities for growth, this change in market emphasis, along with the Company's continued involvement on emerging consumer products markets whose development is uncertain, exposes Microware's business to significant risks and uncertainties.

INDUSTRY BACKGROUND
     Real-time operating systems are significantly different from the operating systems that run general-purpose desktop computers. Many applications require a "real-time" capability that enables them to provide an immediate, predictable response to external events. For example, an embedded system that controls an anti-lock braking system in an automobile needs to react to external events such as pressure on the brake pedal, speed of the automobile and road conditions, all within a fraction of a second. Similarly, real-time systems are important to achieve "lip-sync" by simultaneously decompressing and synchronizing digital streams of audio and video information. Real-time systems are used to enhance performance, reduce manufacturing costs and enable product customization and differentiation.

     Real-time operating systems may be loaded from external media, or may reside within a microprocessor as part of an embedded system. An embedded system is comprised of a microprocessor and related software that are dedicated to a specialized task or set of tasks, embedded within an application specific industrial or consumer product. Examples of typical products that have one or more microprocessors and embedded systems include automatic teller machines, cellular telephones, pagers, copiers, facsimile machines and automobiles. Many of these products require real-time embedded systems that provide true multitasking, memory management and protection, input-output systems and networking/telecommunication capabilities. Fueled by declining costs and improving performance of 32/64 bit microprocessors, embedded systems are becoming increasingly sophisticated and used in or with a wider range of applications.

     Demand for commercial real-time operating systems is driven by growth in real-time embedded systems. The Company anticipates that organizations that develop embedded systems will continue to migrate from internally developed systems to cost-effective third party products. Companies that internally develop application software for embedded systems are focused on maximizing productivity, minimizing costs and reducing time to market while maintaining flexibility. Thus, embedded systems applications developers seek to use a fully integrated and open modular suite of software development tools and real-time operating systems to allow software development to occur concurrently with product development. With increased product complexity and time to market pressures, organizations are relying more heavily on third party specialized consulting services for product and system design and development.

PRODUCTS AND SERVICES
     Microware offers a broad range of software services based on the OS-9 real-time operating system that can be configured to suit a range of applications in a variety of industries. These operating system products are complemented by the Company's development tools and custom software development services, which facilitate development of embedded OS-9 applications. Substantially all of the Company's revenues are derived from OS-9 and related tools.

     Because the Company's current revenues and future growth are dependent upon the continued acceptance of OS-9 technology in its current markets and the successful application of OS-9 technology in new markets, impairment of the OS-9 software in any market for any reason could have a material adverse effect on the Company's current business or future revenues.

OPERATING SYSTEM PRODUCTS:
     Microware's operating system products are based on a variety of packages of the OS-9 kernel, a range of I/O and file managers, various networking protocols, and device drivers. OS-9 is combined with more specialized software modules to create operating system products targeted at specific markets.

     OS-9 packages include those targeted at Original Equipment Manufacturers ("OEMs"), which include limited source code and enable OEMs to develop customized versions of OS-9 for their specific embedded system application. Current OEM packages include the following:

               Microware OS-9 for Embedded Systems
               Microware OS-9 for Communications
               Microware OS-9 for Digital TV (also known as DAVID) Microware OS-9 for Smart Phones
               Microware OS-9 for Wireless Applications

     Microware's operating system products are licensed to OEMs through OEM license agreements which generally provide licensees (i) the right to use a specific configuration of OS-9 modules for internal product development in consideration of payment of an initial license fee; and (ii) the right to distribute copies of OS-9 and related software embedded in the licensee's product in consideration of the licensee's payment of a per copy royalty for every copy of OS-9 distributed. OEM licenses are generally bundled with end-user licenses of related development tools.

     Microware's OEM products are licensed on a processor-specific basis. Microware OS-9 OEM licenses are available for a variety of 32-bit CPU families, including the Motorola 68xxx (680x0, 683xx), Intel/AMD x86/Pentium (386/486/586/Pentium), Motorola/IBM PowerPC (4xx, 6xx, 7xx, 8xx), Hitachi SuperH (SH-3), Digital/Cirrus Logic ARM (SA-1100, PS711x), and other processor families. The Company also provides engineering and training services to support its OEMs' development efforts.

     All of Microware's operating system products are also available as board-level products through end-user license agreements which grant licensees the right to embed copies of the software in a fixed number of single-board computers. Microware OS-9 board-level products are available for several popular single-board computers, including the Motorola MVME and MBX platforms, PC/AT-compatible computers, and Digital StrongARM reference platforms.

Other OS-9 board-level products are also available through third party board-level vendors.

ADDITIONAL OPERATING SYSTEM PRODUCT COMPONENTS:
     Microware also offers its customers a wide array of software product components providing additional functionality as needed for their specific embedded system application. Certain of these products include technologies licensed from third parties. These additional product components include the following:

     - mwMAUI Graphical Environment, which provides a robust graphical environment for applications in a small memory footprint. mwMAUI supports numerous I/O devices including greyscale and color LCD panels, SVGA/VGA graphics terminals, touch screens, mouse, and keyboards. mwMAUI has a modular architecture designed to be easily scaled to specific system needs, and is interoperable across graphics and sound processor platforms.

     - mwSoftStax Communications Framework, which provides integrated communications and control for communications devices.

     - Microware OS-9 for Communications LAN Pak, which provides local area connectivity support for mwSoftStax.

     - Microware OS-9 for Communications X.25 Pak, which enables networked embedded systems to communicate over X.25 packet topologies and custom networks.

     - Microware OS-9 for Communications ISDN Pak, which enables networked embedded systems to communicate over Basic Rate ISDN network topologies.

     - Third party Communications Paks for Microware OS-9, including ATM signaling, Universal Serial Bus (USB), Serial Network Management Protocol
(SNMP), and Infrared Data Association (IrDA) support packages.

     - Microware Java and PersonalJava for OS-9, which enable Java- and PersonalJava-compatibility in OS-9 environments.

     Microware is also negotiating a license of Hewlett-Packard's embedded virtual machine technology, which if successfully developed will provide an alternative package for OEMs seeking to develop Java-compatible OS-9-based embedded systems.

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

     Microware's principal development tool is the FasTrak integrated development environment, which integrates Microware's Ultra C and C++ compilers, Source Level Debugger, and OS-9 Utility Set with supporting functions into a comprehensive automation, management and development environment.

     Microware has developed a new integrated development environment, Microware Hawk, currently scheduled for commercial release in the summer of calendar 1998. Microware Hawk is designed as an all-in-one development suite to enable seamless editing, debugging and compilation of C and C++ code; management of complex software build scenarios; management of solo- or team-based changes to source code with version control and access to on-line support to provide immediate assistance for every function. Microware Hawk is being established as an open development environment which will be interoperable with a wide variety of third party development tools. [See markets - traditional embedded systems business]

     Microware's development tools are generally sold under end-user licenses which enable customers to install and use the tools at a fixed number of development seats.

PROFESSIONAL SERVICES:
     Professional services cover a wide range of activities including consulting, custom engineering, technical support and training. A high level of customer service and support is essential because many of the Company's customers depend on the Company's products to support the development and operation of complex applications. Custom engineering revenues are typically generated from discrete software engineering projects adapting OS-9 to specific customer requirements. The Company also selectively engages in custom development in order to extend its product line. Professional services are generally provided on a rate per hour, per project basis.

SOFTWARE TECHNICAL SUPPORT AND UPGRADE SERVICES:
     Licenses of Microware's operating system and tools products are typically sold together with maintenance support contracts that provide updates of the licensed software and routine technical support. The
Company's technical support staff assists licensees with problems and questions in the installation and use of the Company's products. Technical support is provided by Microware's staff of support engineers in North America, Europe, and Japan. Distributors and OEMs generally offer first level customer support to their end-user customers and rely on the Company for additional support.

     Each Microware software product currently includes a 30-day technical support registration card for assistance with the installation and use of Microware software products. Microware also offers extended software support and maintenance services on a per-product basis for a fee. Licensees who purchase extended service are entitled to technical support services and software product updates during the service period.

MARKETS, APPLICATIONS AND CUSTOMERS
    Microware's strategy is to leverage its advanced technology, strategic customer relationships, commitment to quality, and expertise based on years of experience in the embedded systems market to establish and maintain OS-9 as a leading operating environment for embedded systems. To achieve this goal, Microware focuses its marketing and product development efforts on those sectors of the embedded systems market it believes have the greatest potential to increase Microware's future revenue: (i) traditional embedded systems such as industrial automation, transportation, medical, government/military, and network devices, (ii) communications infrastructure devices and equipment, and (iii) consumer products such as digital television decoders, wireless telephones, and Internet appliances. In product development, the Company endeavors to provide comprehensive solutions for these diverse markets by supporting market-leading embedded processors and developing new modules providing specialized functionality for those markets. For example, Microware provides specialized telecommunications protocol support for communications infrastructure products, motion picture file manager support for digital television products, power management software for hand-held, battery-operated wireless devices, and Java support for Internet access devices. In sales and marketing, this means developing strategic customer relationships with market leaders, such as Motorola and Nortel in the wireless products market or Zenith in the digital television market, and working closely with the providers of complementary technologies.

TRADITIONAL EMBEDDED SYSTEMS BUSINESS
     The traditional real-time embedded system software market is the core of Microware's business. Licenses to manufacturers of process control, scientific and medical instrumentation, and other relatively low-volume products are a significant source of revenue. Emerging markets for the Company's traditional embedded systems business include intelligent transportation systems, private network computer systems, gaming devices, office automation and medical instrumentation. The Company believes that the market for its operating software in the general embedded systems market is large and diversified, and continues to develop, market, support and license its products to and for customers in the traditional embedded systems market. Microware believes that it has a significant share of the third party embedded operating system market.

     In fiscal 1998, Microware increased its emphasis on the traditional embedded systems business by re-emphasizing its support for board-level products, developing its relationships with leading embedded systems distributors and resellers, and hiring new sales personnel with substantial embedded systems experience. While the Company believes that its proven technology and long-standing presence in this rapidly growing market will enable it to substantially increase its revenues from this market, its ability to do so is subject to significant risks and uncertainties, particularly the Company's ability to rapidly develop its internal and third party sales and marketing channels in the embedded systems marketplace.

COMMUNICATIONS INFRASTRUCTURE DEVICES MARKET
     The networked embedded systems marketplace is rapidly growing. According to Electronic Trends Publications, in 1996 the telecommunications industry accounted for $1.2 billion of revenue in the real-time operating system industry, with an increase to $2 billion projected by the year 2001. The percentage of equipment using a commercial real-time operating system is projected to increase from 12 percent to 24 percent in the same period. At the same time, the Company believes that technological demands of these systems are evolving rapidly, as the bandwidth of digital networks expands simultaneously with the integration of greater multimedia functionality driven by applications such as telecommuting, Internet access, and video delivery. The Company believes this growth and trend toward licensing of third party operating systems creates a substantial opportunity for targeted packages of OS-9 products.

     Microware's solution for the communications infrastructure device market is to provide an embedded operating system platform which includes a simplified, integrated communications environment interoperable across telecommunications protocols and high performance with minimal memory and CPU utilization. The Microware OS-9 for Communications product line is based on the mwSoftStax framework. mwSoftStax is an open architecture designed to be interoperable with the leading communications protocols and third party communications infrastructure products.

     Microware believes the technological sophistication and openness of its architecture will enable it to establish a revenue base in the communications infrastructure market. It should be noted, however, that Microware's emphasis on communications as a distinct product market is relatively new. The communications infrastructure embedded systems software market is highly fragmented, very competitive, and technically demanding. As such, there can be no assurance that Microware will be able to successfully attain significant revenues from the communications infrastructure, or to recoup its investment in that market.

CONSUMER MARKETS
     Microware's efforts in the market for consumer and business embedded systems devices have focused on three select categories which Microware believes represent significant market opportunities for the Company: the digital television market, the wireless phone market, and the Internet telephone market.

DIGITAL TELEVISION MARKET
     Since 1993 Microware has offered an OS-9 operating system configuration targeted at the emerging digital television business. Microware OS-9 for Digital TV is designed to operate the digital decoders that turn standard televisions into smart clients on new digital television networks under development by telephone companies, cable companies, and direct broadcast satellite providers with interactive processing, graphics, video and audio functionality. Microware OS-9 for Digital TV has emerged as a leading operating system for digital decoders, having been licensed by over 20 set-top box manufacturers and used in trial and commercial deployments around the world. Microware OS-9 for Digital TV set-top boxes manufactured under license by NEC Corporation of Japan are currently deployed in Hong Kong in an interactive television network operated by Hongkong Telecom IMS Ltd.

     A streamlined configuration of Microware OS-9 for Digital TV is targeted at digital-video broadcast products for existing cable systems, new multichannel multipoint distribution systems ("MMDS") and DBS networks. Microware OS-9 for Digital TV-based digital decoders manufactured by Zenith Electronics Corporation have been contracted for procurement by Americast, a digital television technology consortium of Ameritech, SBC, Bell South, GTE, and Disney, and are currently deployed by Bell South in New Orleans.

     To date, most of the Company's digital television revenues have been from Microware OS-9 for Digital TV license agreements and custom contract engineering with digital decoder OEMs and network operators. The Company's current activities relating to its new media markets remain focused upon licensing Microware OS-9 for Digital TV for digital television uses. The Company has increasingly focused its marketing efforts in the digital television business on the development of strategic marketing alliances which will enable the Company to leverage the market position of Microware OS-9 for Digital TV into additional OEM licenses.

     In February, 1998, the Company announced that it had entered into a letter of intent with OpenTV, a joint venture of Sun Microsystems, Inc. and Thomson Consumer Electronics of France which has developed a competing digital television decoder platform, to jointly develop and market an interoperable version of Microware OS-9 for Digital TV and the OpenTV architecture. Microware believes that the relationship with OpenTV will better position the Company to realize opportunities in the European digital decoder market. However, OpenTV and Microware have not consummated a definitive agreement regarding their relationship, and there can be no assurance that they will do so or that, if they do, the relationship will have a positive impact on the Company's digital television business in Europe and elsewhere.

     While the Company has received significant revenues in the past from development licenses, non-refundable pre-paid royalties and custom contract engineering work sold to digital television decoder OEMs, only a small proportion of the Company's digital television licensees are actually manufacturing digital decoders. There can be no assurance that the Company will be able to achieve significant new digital decoder OEM design wins and development license revenues, that the Company will receive substantial run-time license revenues from any digital television industry participant, or that the Company will be able to establish and maintain DAVID as an industry standard.

     Despite the announced intentions of many companies, and the Company's belief that Microware OS-9 for Digital TV is well positioned as a solution for the digital television market, the Company believes the digital television market remains at an early stage and is not well defined. Many prominent deployments have been delayed, and there can be no assurance that the digital television market will develop in any predictable or immediate way. These delays have eroded Microware OS-9 for Digital TV's early market advantage to the benefit of the Company's competitors. It is therefore difficult to make reliable estimates of the size of the digital television market or the Company's likely market share.

WIRELESS AND INTERNET PRODUCTS BUSINESS
     Since 1996 Microware has marketed a configuration of OS-9 targeted at the manufacturers of wireless hand-held communications devices and Internet-based telephones. The current product configurations, Microware OS-9 for Wireless and Microware OS-9 for Smart Phones, combine OS-9 with the mwMAUI graphics API and new software modules created for key wireless functions such as power management, Java-compatibility and Internet access.

     Microware believes there is an emerging market for new categories of wireless communications devices combining the small size and low cost of traditional pagers and mobile telephones with the more advanced interactivity, graphical user interface, and computing power of personal digital assistants -- new types of pagers and wireless telephones which include small screen displays and keyboards and use the Internet to enable transmission and receipt of electronic mail and in some cases World Wide

Web browsing. The Company believes OS-9 is well suited to operate such devices.

     Microware's wireless strategy is to provide a wide variety of products and services for licensing to leading wireless equipment manufacturers. The core of this strategy is the development of strategic customer relationships with leading manufacturers of wireless devices. Microware has developed such strategic licensing relationships with, among others, Motorola, Northern Telecom Ltd., and Ericsson, Inc., all of whom have been developing next generation wireless communications devices using OS-9.

     Under a July 1995 software development and license agreement, Microware is providing OS-9 as the operating system for various wireless devices under development by Motorola, Inc. Motorola's PageWriter two-way pager, currently being marketed through the SkyTel paging network, is based on a customized version of OS-9 jointly developed by Microware and Motorola. In July 1995, Motorola also purchased 1,526,232 shares of Microware Common Stock and warrants to purchase up to 1,803,728 additional shares, of which the initial warrant to purchase 277,496 shares expires on July 31, 1998. Pursuant to the Stock and Warrant Purchase Agreement, a designee of Motorola, Motorola's President and Chief Operating Officer, Robert L. Growney, serves on Microware's Board of Directors.

     During the past fiscal year, the Company's revenues from its wireless activities primarily consisted of license fees, non-refundable prepaid royalties and custom contract engineering fees received from wireless customers. The Company's future operating results will depend significantly on the development of its products and personal wireless communication devices. To date some of the wireless device projects for which OS-9 has been licensed and customized have been delayed due to factors beyond Microware's control. Such delays may continue in the future. While the wireless communications market is established, the Company's strategy depends on the incorporation of the Company's software into new products, such as two-way pagers and smart wireless telephones, for which demand is uncertain. There can be no assurance that such products will be successfully developed or commercialized or that the Company will derive significant revenues or earnings from such products. Moreover, the Company's wireless strategy is highly dependent on its ability to develop and market Java-compatible versions of its products. There can be no assurance that Java will continue to be a popular platform for wireless communications device OEMs, that Microware will be able to maintain Java-compatibility on competitive terms under its license with Sun Microsystems, or that Microware will be able to keep pace with the rapid technological change in this market.

SALE OF INVESTMENT IN UNWIRED PLANET
     In March, 1998, Microware consummated the sale of its $5.0 million equity investment Unwired Planet, Inc. ("Unwired Planet"), a privately held Delaware corporation, for approximately $5,938,090, initially purchased on October 15, 1996 for $5,000,000. The Company believed the investment in Unwired Planet had not contributed as significantly as originally anticipated to the furtherance of the Company's efforts to establish OS-9 as a standard operating systems for wireless devices, and that the amount of the investment would be better applied to other corporate purposes.

INTERNET PHONE BUSINESS
     The Company believes there is an emerging market for smart land-line telephones designed for home and business use which integrate Internet access and other computing functionality such as electronic mail, Internet access, and personal information management with traditional telephony and answering machine services. A study by Paul Kagan and Associates estimates that the market for these "smart phones" will grow from 800,000 units in 1997 to 6.3 million units in 2000. During the same time, the average selling price of these products is estimated to fall from $445.00 a unit to $225.00 a unit.

     Microware has licensed OS-9 to a number of these "smart phone" OEMs, including Uniden America Corporation ("Uniden"). Uniden's AXIS telephone, an OS-9-based cordless telephone combined with a small computer terminal which allows users to send and receive electronic mail, is currently available in retail outlets. While Microware has had early successes in this sector, the market is still at an early stage and is not well-defined, and there can be no assurance that Microware will continue to receive significant revenues from licenses to smart phone OEMs, or that there will be customer acceptance and demand for such products.

SOFTWARE DEVELOPMENT QUALITY ASSURANCE
     The reliability of Microware's technology is reflected in and supported by the Company's software development methodologies. Microware has elected to improve its quality assurance methodology through pursuing the Capability Maturity ModelSM for Software (SW-CMM) developed by the Software Engineering Institute (SEI), and has elected to suspend any outside quality certification program under ISO 9001. Microware believes the SEI model will better promote a controlled and measured process as the foundation for continuous improvement in quality.

COMPETITION
     The embedded software industry is highly competitive and is characterized by rapidly advancing technologies. To maintain or improve its position, the Company must continue to enhance its current product offerings and introduce new product features and extensions in a timely fashion.

     All of the Company's products compete with proprietary software developed internally by embedded system product manufacturers, as well as with many third party vendors of development tools for embedded systems, including many privately held companies and several publicly held companies. Several microprocessor manufacturers, including Intel and Motorola, distribute software that at times competes with the Company's products. The Company expects that additional competitors, including other large software vendors, will emerge. Some of the Company's current competitors, and many of the Company's potential competitors, have substantially greater technical, sales, marketing and financial resources than the Company. Other than proprietary software developed internally by embedded systems manufacturers, the Company's products compete primarily with products by Integrated Systems, Inc. ("ISI"), Mentor Graphics Corp. (through its acquisition of Microtec Research, Inc.), Microsoft Corporation ("Microsoft"), and Wind River Systems, Inc. ("Wind River").

     In the digital television market, the Company's digital television decoder products compete with software developed internally by set-top box manufacturers, including Scientific-Atlanta's PowerTV and Thomson Consumer Electronics' TV Open and with products from ISI, Microsoft and Wind River. Many of the Company's digital television competitors have substantially greater technical, sales, marketing and financial resources than the Company.

     The Company expects that as the embedded systems market continues to evolve, additional competitors will seek to enter these markets.

     The Company believes that its ability to effectively compete in the embedded systems market depends on factors both within and outside its control, including timing and success of new products developed by the Company and its competitors, product performance and price, the Company's ability to provide custom development and integration services, distribution and customer support, product reputation, customers' willingness to replace internally developed software solutions and customers' assessment of the Company's financial resources and its technical and service expertise. The Company believes that it competes effectively in its markets on the basis of product features and reliability, price performance characteristics, reputation, worldwide infrastructure, support services, sales and marketing strength and financial stability. There can be no assurance that the Company will be able to compete successfully with respect to these and other factors. In particular, competitive pressures, including pricing pressures for the Company's run-time licenses and new product introductions from existing and new competitors could adversely affect the Company's business and results from operations.

MARKETING, SALES AND DISTRIBUTION
     Microware markets and licenses its products principally through its direct sales force. Microware currently uses a direct sales force in North America, Europe and Japan. The Company has numerous sales offices in the U.S. International offices are located in the United Kingdom, Germany, France and Japan. Distributors and sales representatives are used in certain countries. Direct sales representatives are supported by field application engineers who are experienced in the embedded market and the Company's products and technologies. International sales accounted for approximately 67%, 50% and 59% of total revenues in fiscal 1996, 1997, and 1998 respectively.

     The Company generates new business opportunities in its target markets through direct marketing, advertising, press releases, trade shows, user group meetings, telemarketing, direct mailings and through its strategic alliances.

RESEARCH AND DEVELOPMENT
     The Company has made substantial investments in product development. The Company believes that its future success will depend in large part on its ability to enhance its existing products, to develop new products and to maintain its technological competitiveness. As of March 31, 1998, the Company employed 82 product development engineers. Of these, 67 engineers were based in Des Moines, Iowa and 15 were based in Tokyo, Japan.

     During fiscal 1996, 1997, and 1998 research and development expenses amounted to $5.0 million, $7.2 million, and $7.2 million respectively, excluding capitalized software development costs. For the above periods, research and development expenses represented 21%, 27%, and 41% of the Company's total revenues, respectively. For the same periods, software development costs capitalized totaled $150,000, $81,000, and $215,000, respectively. The Company believes that its current level of research and development expenses is adequate to meet its competitive needs. The Company anticipates that it will continue to commit substantial resources to product development in the future.

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

BACKLOG
     The Company generally ships its products within a few days after acceptance of a customer purchase order and, therefore, has insignificant product backlog. The low product backlog makes it difficult to predict with accuracy quarterly revenues and quarterly earnings prior to the end of a quarterly reporting period. Contract engineering services backlog, consisting of orders for specific engineering services and maintenance support to be performed within the following 12 months, was approximately $2,240,000 as of March 31, 1998 and $2,206,000 as of March 31, 1997.

EMPLOYEES
     As of March 31, 1998, the Company employed 201 people, including 67 in marketing, sales and support services, 104 in engineering and product development and 30 in operations, finance and administration. Of these employees, 135 are located in the United States, and 66 are employed by the Company's international operations. None of the Company's employees is represented by a labor union or is the subject of a collective bargaining agreement. The Company has never experienced a work stoppage and believes that its employee relations are good.

NOTICE REGARDING TRADEMARKS
     Microware, OS-9, and DAVID are registered trademarks of Microware Systems Corporation. The Microware logo, MAUI, UpLink, ITEM, FasTrak, Ultra C, and Ultra C++ are trademarks of Microware Systems Corporation. Java and PersonalJava are trademarks of Sun Microsystems, Inc. All other marks are trademarks or registered trademarks of their respective holders.

ADDITIONAL RISK FACTORS
     In addition to the other risk factors contained herein, the Company believes the following additional risk factors should be taken into consideration in evaluating its business.

     HISTORY OF OPERATING LOSSES; VARIABILITY OF QUARTERLY OPERATING RESULTS. The Company has experienced significant operating losses for the past two fiscal years. While the Company has taken a number of measures to increase its revenues, decrease its operating expenses, and attain profitability, there can be no assurance that these measures will succeed or that the Company will become profitable. Furthermore, the Company's revenues and operating results have varied substantially from quarter to quarter, remain difficult to foresee due to the nature of the embedded systems market and the Company's business, and should not be relied upon as an indication of future performance.

     MARKET RISKS. The Company has invested substantial resources in the development of emerging markets, in particular the digital television and wireless and Internet communications devices markets. While the Company has achieved a substantial number of OEM licenses in these markets and a number of the devices are currently in commercial deployment, these markets remain at an early stage and are increasingly competitive, and there can be no assurance that the Company will receive substantial revenues or earnings from products or services in these markets.

     The Company has in the past fiscal year re-emphasized its focus on the traditional embedded systems business in an effort to lessen the variability of its quarterly operating results and attain profitability. The traditional embedded systems business is diverse and increasingly competitive, and there can be no assurance that the Company will be able to substantially increase its revenues from that market. Moreover, there is a risk that the shift in market emphasis will weaken the Company's position in the consumer markets.

     The communications infrastructure device market is a new area of emphasis for the Company, and is highly fragmented, very competitive, and technically demanding. While Microware believes the technological sophistication and openness of its product architecture for the market will enable it to establish a substantial revenue base in the communications infrastructure market, there can be no assurance that the Company will be able to do so.

     ABILITY TO KEEP PACE WITH COMPETITION AND RAPID TECHNOLOGY CHANGE. The embedded systems markets are highly diverse and devoid of established technology standards. A majority of embedded operating systems and applications are developed in-house by OEMs, and no single processor platform accounts for a majority or even a substantial minority of the embedded systems under development. Moreover, the market is increasingly competitive, with a number of industry leading companies with substantially greater financial and technical resources than Microware devoting substantial resources to the development of significant market share in the embedded systems business. While the Company tries to support the industry-leading 32-bit microprocessors which it believes represent the best market opportunities, and to offer the best possible array of incremental software functionalities, there can be no assurance that the Company's current products will meet the demands of the market in an environment of increasing competition and rapid technology change.

     RISKS ASSOCIATED WITH PRODUCT DEVELOPMENT AND TRANSITIONS. The Company has in the past experienced delays in software development, and there can be no assurance that the Company will not experience such delays in the future. Such delays, which can occur because of resource constraints, unforeseen technological obstacles within or outside the Company's control, and changes in market requirements, can have a material adverse effect on the Company's business.

     COMPETITION. The Company has attracted substantial competition in its targeted markets. Many of the Company's traditional competitors have grown substantially as a result of successful exploitation of growth in the embedded systems market, and in some cases have expanded their businesses in a manner which competes more directly with the Company. Microsoft has devoted substantial resources to the development of the embedded operating system business with its Windows CE product, which is attempting to capture a significant market share in the handheld computer market. Sun Microsystems, Inc. has developed an embedded operating system product called JavaOS which it markets together with its Java technology, and has made a number of business and technology acquisitions in the past fiscal year related to the development of its embedded systems business. There can be no assurance the Company will be able to successfully attain new market share or even maintain its existing market share in this increasingly competitive market.

     ATTRACTION AND RETENTION OF QUALIFIED PERSONNEL. The Company's future performance depends to a significant degree upon the continued contributions of its key management, product development, marketing and sales personnel, many of whom have joined the Company recently. The Company has experienced significant turnover in personnel during the past fiscal year, much of which was initiated by the Company. The Company's ability to execute its market strategy will depend to a large degree upon its ability to integrate new personnel into the Company. Competition for qualified personnel throughout the software industry is intense and there can be no assurance that the Company will be successful in attracting and retaining such personnel.

     INTERNATIONAL OPERATIONS. In the past three fiscal years, the Company derived at least 50% of its total revenue from sales outside North America, and this trend is anticipated to continue in the future. This dependence on international operations subjects the Company to certain risks, including difficulty in staffing and managing foreign subsidiary operations, difficulty in managing distributors and resellers, foreign currency exchange exposure, and other risks inherent in international business operations.

     DEPENDENCE ON PROPRIETARY TECHNOLOGY AND RISK OF TECHNOLOGY LITIGATION. Because substantially all of the Company's revenues are derived from OS-9 and related products, any impairment of OS-9 could have a material adverse impact on Microware's business. The Company's business is therefore dependent on the adequacy of the Company's intellectual property protection through patents, copyrights, trade secrets, and license agreements; the adequacy and continued availability of its licenses of integrated technology from third parties; and the absence of any material technology litigation related to the Company's products.

ITEM 2. PROPERTIES

     The Company owns its main operating facility located in Des Moines, Iowa, subject to mortgage debt. This space is used for research and development, sales and marketing, operations and administration and consists of approximately 88,000 square feet. Annual mortgage payments for the Company's main operating facility total approximately $588,000. The Company also leases under cancelable terms approximately 7,400 square feet in Tokyo, Japan for an annual rental payment of approximately $351,000. The Company also leases 13 domestic and international sales and support offices for an aggregate annual rental payment of approximately $433,000. The Company believes that additional space will be available as needed.

ITEM 3. LEGAL PROCEEDINGS

     The Company is not a party to, and none of its properties are the subject of, any material litigation, and the Company is not aware of any proceedings contemplated by governmental authorities that would have a material adverse effect on the Company or its business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company are as follows:


Name                    Age                 Position
Kenneth B. Kaplan       45     President and Chief Executive Officer

M. Denis Connaghan      48     Executive Vice President and Chief
                               Operating Officer

Kent R. Kelderman       38     Executive Vice President, Treasurer,
                               and Chief Financial Officer

Stephen M. Bashada      42     Executive Vice President of Marketing

Derek B. South          45     Executive Vice President of Sales

Rebecca J. Duhaime      37     Executive Vice President of Engineering

Shigehiro Ishibashi     58     President and Representative Director,
                               Microware Systems Kabushiki Kaisha
                               (subsidiary)

Martin Allen            45     Managing Director European Operations


     Mr. Kaplan has served as President and Chief Executive Officer of the Company since he co-founded it in 1977. Mr. Kaplan was one of the principal designers of the OS-9 real-time operating system. Mr. Kaplan is a member of the boards of directors of the Interactive Multimedia Association and is a Trustee of Drake University and Buena Vista University. Mr. Kaplan attended Drake University.

     Mr. Connaghan joined the Company in May 1997 as Executive Vice President and Chief Operating Officer. Mr. Connaghan has also been appointed to fill a vacant Class II Director position effective as of the July 14, 1997 meeting of the Board of Directors. Prior to joining the Company, from 1994 through 1996, Mr. Connaghan was Chief Executive Officer of Delphi Information Systems, Inc., a provider of information systems to the distribution segment of property and casualty insurance, based in Rolling Meadows, Illinois. From 1991 to 1994, Mr. Connaghan served as a vice president of IBAX Healthcare Systems of Longwood, Florida, a joint venture of IBM Corporation and Baxter International providing computerized solutions for healthcare providers. Prior to that, Mr. Connaghan held various executive positions with Pansophic Systems, Inc. of Lisle, Illinois. Mr. Connaghan attended the New South Wales Institute of Technology and holds an MBA from the University of Chicago.

     Mr. Kelderman joined the Company in 1994 as Corporate Controller and was appointed Executive Vice President, Treasurer, and Chief Financial Officer in December 1996. From 1988 to 1994, he served as plant controller for American Packaging Corporation. Mr. Kelderman is a certified management accountant and holds a B.A. degree in Business Administration from Dordt College.

     Mr. Bashada has served as Microware's Executive Vice President of Marketing since September 1997. Prior to joining Microware, Mr. Bashada was President of Tarkenton Net Ventures, an Internet start-up company, where he developed an interactive multi-media educator and turnkey solution to help businesses market themselves on the World Wide Web. From 1994 to 1995, he served as President of the application development division for Sterling Software where he was involved in the Sterling Software acquisition of KnowledgeWare Inc. From 1989 through 1994, he held numerous executive positions at KnowledgeWare including Senior Vice President of Operations. During that time, he was responsible for product development, marketing, and customer support. Additionally, he held numerous management positions at Amdahl Corporation, a computer products company. Mr. Bashada received his bachelor's degree in business administration from Georgia State University in 1992.

     Mr. South has been Executive Vice President of Sales at Microware since September 1997. Prior to joining Microware, Mr. South served as President and Co-founder of Automated Testing Solutions, Inc., a software company. From 1990 to 1995, he served as Vice President of Sales for AutoTester, Inc. where he was responsible for worldwide sales operations. Mr. South received his bachelor's degree in electrical engineering from the University of Virginia in 1975.

     Ms. Duhaime has been Executive Vice President of Engineering at Microware since October 1997. Prior to joining Microware, Ms. Duhaime was Vice President at Sterling Software, Inc.'s Storage Management Division, where she managed the client/server and mainframe storage management software development labs. From 1985 to 1993, Ms. Duhaime held several management positions at Systems Center, Inc., a software company, in the fields of software development, technical services, product management and sales. She received her bachelor's degree in political science from Bryn Mawr College in 1981 and her master's degree in computer science from George Washington University in 1985.

     Mr. Ishibashi has served as President and Representative Director of the Company's Japanese subsidiary since January 1998. Prior to joining Microware, Mr. Ishibashi served as President and Representative Director of Autodesk Japan. There he developed Japan's first broad retail channel for affordable CAD software. Prior to joining Autodesk Japan, Ishibashi held various executive positions at Burr-Brown Japan, including Vice President, Pan-Pacific Business Unit and President and Representative Director of Burr-Brown Japan Ltd. Mr. Ishibashi is not an officer of the Company. However, the nature of his duties with respect to the Company's subsidiary may mean he is deemed to be an executive officer under applicable SEC rule.

     Mr. Allen has served as Managing Director of European Operations since January 1996 where he is responsible for overall business activities for the United Kingdom, German, and French subsidiaries of Microware Systems Corporation. From 1993 to 1995, he was Managing Director of Microware U.K. Mr. Allen received his degree in business studies from Brookes University. Mr. Allen is not an officer of the Company. However, the nature of his duties with respect to the Company's subsidiary may mean he is deemed to be an executive officer under applicable SEC rule.

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

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

     The Company's stock is listed on the Nasdaq National Market under the trading symbol "MWAR." The closing price of the Company's common stock, no par value (the "Common Stock"), as reported by the Nasdaq National Market as of April 30, 1998 was $5.25 per share. The price per share in the following table sets forth the low and high closing sales prices on the Nasdaq National Market for the quarter indicated.


     Fiscal 1997                                     Low        High

     *Quarter ended June 30, 1996                  $ 9.625     $19.625
      Quarter ended September 30, 1996             $13.000     $23.250
      Quarter ended December 31, 1996              $12.875     $21.250
      Quarter ended March 31, 1997                 $ 6.000     $15.000

     *from April 3,1996



     Fiscal 1998                                      Low        High

      Quarter ended June 30, 1997                  $ 6.188     $10.250
      Quarter ended September 30, 1997             $ 4.875     $ 8.500
      Quarter ended December 31, 1997              $ 3.500     $ 6.125
      Quarter ended March 31, 1998                 $ 4.130     $ 6.250


     As of April 30, 1998, there were approximately 300 shareholders of record of the Company's Common Stock. Certain recordholders are brokers and other institutions holding on behalf of shareholders. The Company has estimated the total number of such shareholders to be 5,000.

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

(In thousands, except per share data)

                                          Year ended March 31,
                            -----------------------------------------------
                              1994      1995      1996      1997     1998
Revenues                    $14,887   $18,899   $23,655   $26,134   $17,724
Cost of revenues              3,927     3,755     5,100     6,969     5,946
                            -----------------------------------------------
Gross profit                 10,960    15,144    18,555    19,165    11,778

Operating expenses:

  Research & development      4,756     5,649     5,009     7,155     7,223
  Sales & marketing           3,791     5,614     8,421    10,819    10,148
  General & administrative    3,786     3,330     3,899     3,415     4,485
  Special charges               530       166         -       438       940
                            -----------------------------------------------
                             12,863    14,759    17,329    21,827    22,796
                            -----------------------------------------------
Operating (loss) profit      (1,903)      385     1,226    (2,662)  (11,018)

Other income (expense):
  Foreign currency gain
    (loss), net                  98       293        13       (30)      (79)
  Gain on sale of land
    and building                  -         -         -         -       215
  Gain on sale of
    investment                    -         -         -         -       881
  Interest (expense)
    income, net                (306)     (132)      283     1,118       265
                            -----------------------------------------------
                               (208)      161       296     1,088     1,282
                            -----------------------------------------------
(Loss) earnings before
  income taxes               (2,111)      546     1,522    (1,574)   (9,736)
Income tax expense
  (benefit)                     314      (375)      146        (3)      210
                            -----------------------------------------------
Net (loss) earnings         ($2,425)     $921    $1,376   ($1,571)  ($9,946)
                            ===============================================

Basic (loss) earnings
  per share (1)              ($0.25)    $0.09     $0.12    ($0.11)   ($0.69)
                            ===============================================
Weighted average common
  shares outstanding (1)      9,608    10,402    11,090    13,754    14,378
                            ===============================================
Diluted (loss) earnings
  per share (1)              ($0.25)    $0.08     $0.11    ($0.11)   ($0.69)
                            ===============================================
Weighted average common
  and common equivalent
  shares outstanding (1)      9,608    12,063    12,930    13,754    14,378
                            ===============================================


                                            As of March 31,
                            -----------------------------------------------
                              1994      1995      1996      1997     1998
Balance Sheet Data:
  Cash & short-term
    investments             $ 2,823   $ 1,516   $12,337   $19,962   $13,620
  Working capital             1,374     1,479    13,300    23,024    14,414
  Total assets               11,622    12,124    24,938    49,083    37,499
  Total long-term debt (2)    1,949     1,446     1,227     8,076     6,984
  Total shareholders'
    equity                    4,889     5,559    18,543    34,726    25,356

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

FORWARD-LOOKING INFORMATION IS SUBJECT TO RISK AND UNCERTAINTY
     This discussion and analysis of the Company's financial condition and results of operations includes forward-looking statements that involve risk and uncertainty, including management's expectations for fiscal 1999 and known trends and uncertainties in the business. Actual future results and trends may differ materially depending on a variety of factors, including the volume and timing of orders received during the quarter, the timing and acceptance of new products and product enhancements by the Company or its competitors, changes in pricing, product life cycles, seasonality of customer buying patterns, the existence of product errors, extraordinary events, such as litigation or acquisition, including related charges, and economic conditions generally or in various geographic areas. All of the foregoing factors, and others mentioned elsewhere in this Form 10-K, make operating results difficult to forecast. The Company's operating results have varied significantly from quarter to quarter in the past, and the future operating results of the Company may fluctuate as a result of the above and other risk factors detailed in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998 and other documents filed by the Company with the Securities and Exchange Commission. Due to all of the foregoing factors, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as an indication of future performance. In prior years, the Company's actual financial performance has not always met market expectations. It is likely that, in some future quarter, the Company's financial performance will again fall below market expectations.

OVERVIEW
     Microware develops, markets and supports real-time operating system software and high-level language compilers used in consumer electronics, communications, process control and factory automation, scientific research, and government/defense applications. Microware's product line is built around the OS-9 family of real-time operating systems for advanced 16-bit and 32-bit microprocessors. The Company's OS-9 product family includes options for programming languages, networking, graphical interfaces and productivity tools. Substantially all of the Company's revenues in the last and current fiscal years have been derived from licenses and related services from the OS-9 product family.

     The Company has historically derived revenues from development licenses and run-time license royalty fees along with sales of related software productivity tools, maintenance support and custom contract engineering work. Custom contract engineering revenues are typically derived from discrete software engineering projects porting the OS-9 operating system along with customized software products to a customer's product. Commonly, license royalty fees follow the completion of these contracts and the successful deployment of the customer's product. For financial reporting purposes, product revenues primarily consist of software licenses and software development tool products, along with license run-time royalty fees earned, including non-refundable prepaid royalties. Services revenues principally consist of revenues from custom contract engineering and maintenance support agreements, along with consulting and training activity.

     A key element of the Company's long-term strategy is to develop products which can be embedded into successful, high volume customer products; thereby significantly increasing license run-time royalty fees. Any increase in the percentage of revenues attributable to license run-time royalties will depend on the Company's successful negotiation of license run-time royalties and on the successful commercialization by the Company's customer of the underlying product. To date, the Company has been negatively impacted by target markets, such as cellular phones, two-way paging, personal Internet devices and digital and interactive television emerging much slower than anticipated. In addition, there can be no assurances that the Company will be successful when the markets, for which the Company products are targeted, emerge.

     In July 1995, the Company entered into a software license and custom contract Engineering agreement with Motorola to develop modular software solutions for Motorola's personal wireless communication devices. Revenues of approximately $1,805,000 and $614,000 resulted from contract engineering services for Motorola in fiscal 1997 and 1998, respectively. In addition to up-front development fees and future consulting and support activities, the Company will receive a royalty for each pager or other wireless product using OS-9 sold by Motorola or its sub-licensees. No development license fees or run-time royalties resulted from this agreement in fiscal 1997 or 1998.
These revenues related to products under development which Motorola has not yet begun to distribute. Motorola also acquired an equity position in the Company as part of this strategic relationship. See Notes 2 and 13 of the Notes to the Consolidated Financial Statements.

RESULTS OF OPERATIONS
     Amounts and percentage of revenues: The following table sets forth, for the periods indicated, the amount and related percentage of the Company's total revenues by each line item.


                                             ($ in thousands)

                                    Amounts and Percentage of Revenues
                          --------------------------------------------------

                                           Years ended March 31,
                          --------------------------------------------------
                               1996              1997              1998
                          --------------    --------------    --------------
Revenues:
  Product                 $16,104    68%    $16,586    64%    $12,047    68%
  Services                  7,551    32       9,548    36       5,677    32
                          -------   ----    -------   ----    -------   ----
                           23,655   100      26,134   100      17,724   100
                          -------   ----    -------   ----    -------   ----
Cost of revenues:
  Product                   2,428    10       3,046    12       2,745    15
  Services                  2,672    11       3,923    15       3,201    18
                          -------   ----    -------   ----    -------   ----
                            5,100    21       6,969    27       5,946    33
                          -------   ----    -------   ----    -------   ----
    Gross profit           18,555    79      19,165    73      11,778    67
                          -------   ----    -------   ----    -------   ----

Operating expenses:
  Research & development    5,009    21       7,155    27       7,223    41
  Sales and marketing       8,421    36      10,819    41      10,148    57
  General & administrative  3,899    17       3,415    13       4,485    25
  Special charges               -     -         438     2         940     6
                          -------   ----    -------   ----    -------   ----
                           17,329    74      21,827    83      22,796   129
                          -------   ----    -------   ----    -------   ----
    Operating profit
      (loss)                1,226     5      (2,662)  (10)    (11,018)  (62)
                          -------   ----    -------   ----    -------   ----

Other income (expense):
  Foreign currency gain
    (loss), net                13     *         (30)    *         (79)    *
  Gain on sale of land
    and building                -     -           -     -         215     1
  Gain on sale of
    investment                  -     -           -     -         881     5
  Interest(expense)
    income, net               283     1       1,118     4         265     1
                          -------   ----    -------   ----    -------   ----
                              296     1       1,088     4       1,282     7
    Earnings (loss)
      before income tax
      expense (benefit)     1,522     6      (1,574)   (6)     (9,736)  (55)
Income tax expense
  (benefit)                   146     *          (3)    *         210     1
                          -------   ----    -------   ----    -------   ----
    Net earnings (loss)    $1,376     6%    $(1,571)   (6)%   $(9,946)  (56)%
                          =======   ====    =======   ====    =======   ====

*Insignificant


FISCAL YEAR ENDED MARCH 31, 1998 COMPARED TO FISCAL YEAR ENDED MARCH 31, 1997

     REVENUES. Total revenues decreased 32.2% or $8.4 million, from $26.1 million in fiscal 1997 to $17.7 million in fiscal 1998. During fiscal 1998, the Company experienced significant turnover in its sales force in North American and Japan, which had, and may continue to have, an adverse effect on the Company's operations. While the Company has made significant progress in filling its vacated sales positions, the future effect of the turnover cannot be presently determined. Product revenues decreased 27.4%, or $4.5 million, from $16.6 million in fiscal 1997 to $12.1 million in fiscal 1998. The decrease in product revenues from fiscal 1997 to fiscal 1998 stemmed from a reduction in large OEM licenses along with a reduction in nonrefundable prepaid royalties recognized from customers. The Company continues to be negatively impacted by slower than anticipated emergence of various target markets, such as cellular phones, two-way paging, personal Internet devices and digital and interactive television. Product revenues from certain strategic customers including Motorola, Northern Telecom, Ericsson and the Company's DAVID licensees continued to fall below management expectations. Future growth in the Company's product revenues will continue to be substantially dependent on its customers' timely and successful development and distribution of new products using the Company's products, making product revenues difficult to accurately forecast on a quarterly or annual basis. Services revenues decreased 40.5%, or $3.9 million, from $9.5 million in fiscal 1997 to $5.6 million in fiscal 1998. The decrease in services revenues primarily resulted from a decrease in funded development of advanced processor ports along with, to a lessor extent, a reduction in DAVID custom services.

     International revenues represented 67%, 50% and 59% of total revenues in fiscal 1996, 1997 and 1998, respectively. The Company expects international sales to continue to represent a significant portion of its revenues although the percentage may fluctuate from period to period. In Europe and Japan, revenues and expenses are primarily denominated in local currencies. In fiscal 1997 and 1998, the U.S. dollar strengthened against many foreign currencies which resulted in relatively lower revenues when translated into U.S. dollars. The Company's operating and pricing strategies take into account changes in exchange rates over time, however, the Company's results of operations may be significantly affected in the short-term by fluctuations in foreign currency exchange rates. In addition, in recent months the currencies of many countries in the Asia Pacific region have lost significant value against the U.S. dollar. As a result, revenue in this region could be adversely affected in fiscal 1999. This overall general instability in the Asian currency and stock markets adversely affects the economic health of the entire region, which could negatively impact customer purchasing patterns.

     COST OF REVENUES. Cost of product revenues includes direct and indirect costs for documentation, production quality, duplication of manuals and media for software products, as well as those costs related to the packaging, shipping and delivery of the product to the customer. Cost of product revenues also includes direct third party royalty expense and amortization expense of purchased and capitalized software. Cost of services revenues includes direct and indirect costs for technical phone support, training and education, and custom engineering.

     Total cost of revenues decreased 14.7%, or $1.0 million, from $7.0 million in fiscal 1997 to $6.0 million in fiscal 1998. Overall cost of revenues decreased due to the reduction in total revenues. As a percentage of product revenues, cost of product revenues increased from 18.4% in fiscal 1997 to 22.8% in fiscal 1998. Cost of product revenues increased as a percentage of product revenues primarily as a result of an increase in amortization expense relating to purchased software and an increase in direct third party royalty expense. Amortization of capitalized software amounted to $201,000 and $151,000 in fiscal 1997 and 1998, respectively. As a percentage of services revenues, cost of services revenues increased from 41.1% in fiscal 1997 to 56.4% in fiscal 1998. The percentage increase between periods primarily resulted from small, lower margin custom contract engineering work being performed during fiscal 1998 compared to large, higher margin custom contract engineering work being performed in fiscal 1997.

     RESEARCH AND DEVELOPMENT. Research and development expense includes expenses associated with the development of new products and the enhancements of existing products, and consists primarily of employee salaries and related expenses. Research and development expense remained at $7.2 million in fiscal 1997 and 1998 although such expense constituted a greater percentage of revenues in fiscal 1998 due to lower revenues. The Company has made substantial investments in product development. The Company believes that its future success will depend in large part on its ability to enhance its existing products, to develop new products and to maintain technological competitiveness. The Company anticipates that it will continue to commit substantial resources to product development in the future.

     SALES AND MARKETING. Sales and marketing expense consists primarily of sales and marketing personnel related costs, including sales commissions. Sales and marketing expense also includes costs of advertising, public relations and attendance at industry trade shows. Sales and marketing expense decreased 6.2%, or $671,000, from $10.8 million in fiscal 1997 to $10.2 million in fiscal 1998. The overall decrease was primarily attributable to significant turnover in the Company's sales force in North America and Japan. In fiscal 1999, the Company expects to continue investing in the expansion of its sales force and the upgrading of its infrastructure in addition to increasing marketing activity associated with the release of new products.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses are primarily related to finance and administrative functions. General and administrative expenses increased 31.3%, or $1.1 million, from $3.4 million in fiscal 1997 to $4.5 million in fiscal 1998. The increase in general administrative expenses resulted from costs incurred due to organizational changes in the Company's operations during fiscal 1998. These costs included severance and related benefits associated with the elimination and resignation of employees of approximately $175,000, moving costs to the Company's new headquarters facility of approximately $80,000 and recruiting and relocation costs associated with the hiring of new executive management and sales personnel in the U.S. and Japan of approximately $700,000.

     SPECIAL CHARGES. During the fiscal year ended March 31, 1998, the Company determined that due to revised estimates of the marketability of certain products under development, a special charge of $940,000 was appropriate to more adequately reflect the residual value of certain intangible assets. Included in this charge was approximately $566,000 of deferred development costs in the form of prepaid royalties, approximately $202,000 relating to goodwill associated with MicroMall, Inc., a subsidiary of the Company, and approximately $172,000 relating to the write-off of previously capitalized purchased technology.

     OTHER INCOME (EXPENSE). Other income increased 17.8%, or $194,000, from $1.1 million in fiscal 1997 to $1.3 million in fiscal 1998. The increase between periods resulted from gains on the sale of the Company's interest in Unwired Planet Inc. and its former headquarters facility of $881,000 and $215,000, respectively. These increases were offset by a reduction of interest income due to cash used in operations, and an increase in interest expense related to the Company's long-term debt on its new headquarters facility.

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

     Total cost of revenues increased 36.7%, or $1.9 million, from $5.1 million in fiscal 1996 to $7.0 million in fiscal 1997. Cost of product revenues increased from $2.4 million in fiscal 1996 to $3.0 million in fiscal 1997 Cost of product revenues increased primarily due to the cost of third party software being bundled with OS-9 products. Cost of services revenues increased from $2.7 million in fiscal 1996 to $3.9 million in fiscal 1997. The increase in cost of services revenues is primarily attributable to increased services revenues with lower margins achieved on custom contract work. Amortization of capitalized software amounted to $236,000 and $201,000 in fiscal 1996 and 1997, respectively.

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

VARIABILITY OF QUARTERLY OPERATING RESULTS
     The Company's revenues and operating results have varied substantially from quarter to quarter and should not be relied upon as an indication of future performance. The Company believes its revenues may fluctuate from quarter to quarter depending upon such factors as new product introductions by the Company or others, seasonality of customer buying patterns, the Company's sales commission plan, renewals of product licenses by customers, product development expenses, changes in Company and competitors' pricing policies, the timing of significant orders, the mix of products sold, the mix of international versus domestic revenues, currency fluctuations, the existence of product errors and the hiring and training of additional staff. Furthermore, delays in closing product licensing transactions or in completion of custom contract engineering work during any quarter could cause quarterly revenues and net earnings for that quarter to fall below anticipated levels. The Company derives a significant portion of its revenues from a relatively small number of large account customers, therefore any delay in the consummation of business with this small number of customers could significantly impact the Company's quarterly performance. The majority of the Company's revenues in a quarter has been historically derived from orders received in the last month of that quarter, which makes the Company's financial performance more susceptible to an unexpected downturn in business and makes quarterly results difficult to forecast. In addition, the Company's expense levels are based on present expectations of future revenues levels, and a shortfall in revenues could result in a disproportionate decrease in the Company's net earnings. As the markets n which the Company competes mature and as new and existing companies compete for customers, price competition is likely to intensify and such competition could adversely affect quarterly operating results. Variations in product mix may also affect gross profit margin percentages. Therefore, although the Company's revenues and gross profit in any period may increase in absolute terms, such an increase may result in lower gross profit margin percentages.

LIQUIDITY AND CAPITAL RESOURCES
     The Company has historically funded its operations primarily through cash flow from operations, the sale of common and preferred stock and, to a lesser extent, long-term debt. At March 31, 1998, the Company had approximately $14,414,000 in working capital and $13,620,000 in cash and short-term investments as compared to $23,024,000 in working capital and $19,962,000 in cash and short-term investments at March 31, 1997. The decrease in working capital and cash and short-term investments resulted principally from the use of cash during fiscal 1998 for operating activities.

     Cash provided by (used in) operating activities amounted to $1,068,000, ($3,155,000) and ($8,859,000) for fiscal years 1996, 1997 and 1998, respectively. The $4,223,000 difference in cash provided by (used in) operating activities in fiscal 1996, as compared to fiscal 1997, was primarily due to a change in net earnings (loss) of $2,947,000, an increase in trade receivables of $1,040,000, and net changes in other reconciling of $236,000. The cash used in operations in fiscal 1998 primarily resulted from the net loss of $9,946,000. Additionally significant uses of cash resulted from an increase in other assets (including purchased software) of $2,843,000 and a decrease in accounts payable of $1,144,000. These uses of cash in fiscal 1998 were partially offset by a decrease in accounts receivable of $2,836,000 and other reconciling items of $2,238,000.

     Cash provided by (used in) investing activities was ($1,301,000), ($27,297,000) and $4,558,000 for fiscal years 1996, 1997 and 1998, respectively. The uses of cash in fiscal 1996 were related primarily to the purchase of computer and research equipment and furniture and fixtures. In fiscal 1997, uses of cash resulted from approximately $7,300,000 of cash being used to purchase land and construct the Company's new corporate headquarters facility. In addition, an approximate net $13,200,000 of cash was used to purchase of short-term investments and $5,000,000 was used to purchase the equity investment in Unwired Planet Inc. In fiscal 1998, cash provided by financing activities resulted principally due to proceeds from the sale of the Company's equity investment in Unwired Planet Inc., and the Company's former headquarters facility of $5,885,000 and $1,640,000, respectively, offset principally by capital expenditures.

     Cash provided by (used in) financing activities was $11,211,000, $24,972,000 and ($508,000) for fiscal years 1996, 1997 and 1998, respectively. The cash from financing activities in fiscal 1996 was primarily due to the issuance of $12,100,000 of Common Stock. See Note 13 of Notes to Consolidated Financial Statements. The cash from financing activities in fiscal 1997 resulted primarily from the issuance of approximately $17,600,000 in common stock in connection with the Company's initial public offering and proceeds of approximately $6,900,000 on the Company's construction loan on its new head quarters facility. In fiscal 1998, cash used in financing activities primarily resulted from the payoff of the Company's construction note, partially offset by proceeds received on the Company's new long-term promissory note and the issuance of common stock resulting from stock options exercised.

     As of March 31, 1998, the Company had approximately $6,984,000 of long-term debt, including current portion, outstanding relating to its headquarters building. Monthly payments are $49,000, including interest at 7.46%, with the unpaid balance due January 1, 2008. See Note 5 of Notes to Consolidated Financial Statements.

     Management believes current working capital and its $1.0 million bank line of credit will be adequate to meet the Company's future working capital, new product development and capital expenditure requirements at least through the end of fiscal 1999.

     Management does not believe that inflation has historically had a material effect on the Company's results of operations.

    Many of the Company's international contracts are denominated in local currencies, and an increase in the relative value of the dollar against such currencies would lead to a reduction in Company revenues. The Company attempts to minimize its foreign currency exposure by attempting to keep intercompany balances current and minimizing assets in any one currency denomination. However, due to recent losses, intercompany balances have increased and are not specifically hedged and there can be no assurance that the Company's future results of operations will not be adversely affected by currency fluctuations.

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

RECENT ACCOUNTING PRONOUNCEMENTS
     In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130 "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components in financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gains/losses on available for sale securities. The disclosure prescribed by SFAS No. 130 must be made beginning with the first quarter of fiscal 1999.

     Additionally in June 1997, the FASB issued SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information". This statement establishes standards for the way companies report information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company has not yet determined the impact, if any, of adopting this new standard. The disclosures prescribed by SFAS No. 131 will be effective for the Company's consolidated financial statements for the year ending March 31, 1999.

     In April 1998, the AICPA issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". SOP 98-1 provides guidance for determining whether computer software is internal-use software and on accounting for the proceeds of computer software originally developed or obtained for internal use and then subsequently sold to the public. It also provides guidance on capitalization of the losses incurred for computer software developed or obtained for internal use. The Company has not yet determined the impact, if any, of adopting this statement. The disclosures prescribed by SOP 98-1 will be effective for the year ending March 31, 2000 consolidated financial statements.

     In October 1997 and March 1998, the AICPA issued SOP 97-2, "Software Revenue Recognition" and SOP 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition" which the Company is required to adopt for transactions entered into in the fiscal year beginning April 1, 1998. SOP 97-2 and SOP 98-4 provide guidance on recognizing revenue on software transactions and supercede SOP 91-1. The Company believes that the adoption of SOP 97-2 and SOP 98-4 will not have a significant impact on its current licensing or revenue recognition practices. However, should the Company adopt new or change its existing licensing practices, the Company's revenue recognition practices may be subject to change to comply with the accounting guidance provided in SOP 97-2 and 98-4.

"YEAR 2000" ISSUES
     The Company is aware of the numerous issues associated with the programming code in existing computer systems as the year 2000 approaches. The "Year 2000" problem is pervasive and complex, as many computer systems will be affected in some way by the rollover of the two digit year value to
00. Systems that do not properly recognize such information may generate erroneous data or cause a system to fail. The "Year 2000" issue creates risk for the Company from unforeseen problems in its own computer systems and from third parties with whom the Company deals worldwide. Failures in the Company's and/or third party's computer systems could have a material adverse impact on the Company's operations. To address this concern, the Company has evaluated its products to assess their Year 2000 compliance. The Company believes that the most current release of all of its products will not cease to perform nor generate incorrect or ambiguous data or results solely due to a change in date to or after January 1, 2000. The Company believes that the current versions of its products are in material compliance with the Year 2000 papers by the British Standards Institute. While copies of old versions of the Company's software may be embedded in deployed products developed by OEM licensees, some of which may be used in mission critical functions, the Company has made commercially available Year 2000 fixes to all of its past licensees, and believes that the term of its license agreements preclude any liability for Year 2000 related failures in such products. The Company is also currently in the process of evaluating its infrastructure along with its external suppliers for "Year 2000" compliance. Management believes its internal infrastructure and external suppliers used will be compliant by the year 2000. Management does not believe the costs related to achieving "Year 2000" compliance will be material. There can be no assurance that the systems of other companies on which the Company relies have been or will be accurately converted to be "Year 2000" compliant and will not have an adverse effect on the Company's operations.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is contained in the financial statements set forth in Item 14(a) under the caption "Consolidated Financial Statements."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

PART III

ITEMS 10-13

The response to Items 10, 11, 12, and 13 are incorporated by reference to the information concerning the applicable subjects in the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders, expected to be filed pursuant to Regulation 14A no later than 120 days following March 31, 1998.


PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULE, AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this report:

1. Consolidated Financial Statements

   The following are included herein:
   Independent Auditors' Report
   Consolidated Balance Sheets as of March 31, 1997 and 1998
   Consolidated Statements of Operations for the three years ended March 31,
      1998
   Consolidated Statements of Shareholders' Equity for the three years ended
      March 31, 1998
   Consolidated Statements of Cash Flows for the three years ended March 31,
      1998
   Notes to Consolidated Financial Statements


2. Exhibits. The following are filed herewith or are incorporated by reference to exhibits previously filed with the Commission:

EXHIBIT NO.                      DESCRIPTION
-----------------------------------------------------------------------------

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

10.7 1992 Stock Option Plan of the Company, filed as Exhibit 10.7 to the Company's Registration Statement on Form S-1, Reg. No. 33-99160, and hereby incorporated by reference.
10.8  1995 Stock Option Plan of the Company, as amended.
10.9 401(k) Plan of the Company, filed as Exhibit 10.9 to the Company's Registration Statement on Form S-1, Reg. No. 33-99160, and hereby incorporated by reference.
10.10 Non-Contributory Profit Sharing Plan of the Company, filed as Exhibit
      10.10 to the Company's Registration Statement on Form S-1, Reg. No. 33-99160, and hereby incorporated by reference.
10.11 Credit Agreement between the Company and Norwest Bank Iowa, National Association dated October 20, 1995, including Commercial Note Agreement, filed as Exhibit 10.11 to the Company's Registration Statement on Form S-1, Reg. No. 33-99160, and hereby incorporated by reference.
10.12 Real Estate Purchase Agreement between Charles I. Colby, Jr. And Patricia E. Colby, Sellers, and Mid-America Investment Co., Buyer, dated November 21, 1995, with amendments, and Assignment and Conveyance of Interest from Mid-America Investment Co. to the Company, dated May 9, 1996, filed as Exhibit 10.15 to the Form 10-K Report of the Company for the fiscal year ended March 31, 1996, and hereby incorporated by reference.
10.13 Real Estate Purchase Agreement between Charles I. Colby, Jr. And Victoria R. Colby, Sellers, and Mid-America Investment Co., Buyer, dated November 21, 1995, with amendments, and Assignment and Conveyance of Interest from Mid-America Investment Co. to the Company, dated May 9, 1996, filed as Exhibit 10.16 to the Form 10-K Report of the Company for the fiscal year ended March 31, 1996, and hereby incorporated by reference.
10.14 Real Estate Agreement between Mid-America Investment Co. and the Company dated May 9, 1996, filed as Exhibit 10.17 to the Form 10-K Report of the Company for the fiscal year ended March 31, 1996, and hereby incorporated by reference.
10.15 Commercial Note, Letter Agreement, and Security Agreement between the Company and Norwest Bank Iowa, N.A., dated July 23, 1996, filed as
      Exhibit 10.18 to the Form 10-K Report of the Company for the fiscal year ended March 31, 1997.
10.16 Contract for Construction between the Company and The Weitz Company, Inc., dated July 25, 1996, filed as Exhibit 10.19 to the Form 10-K Report of the Company for the fiscal year ended March 31, 1997.
11    Statement Regarding Computation of Net Earnings (Loss) Per Share.
12    Subsidiaries of the Registrant.
23    Consent of Independent Accountants.
27    Financial Data Schedule (EDGAR version only).

(b) Reports on Form 8-K. On January 14, 1998 the Company filed a report on Form 8-K to report a newly executed promissory note with GMAC Commercial Mortgage. On March 9, 1998, the Company filed a report on Form 8-K to report the consummation of a sale of shares of Series C Preferred Stock of Unwired Planet, Inc.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto authorized, on the 29th day of June, 1998.

                                    MICROWARE SYSTEMS CORPORATION,
                                       an Iowa Corporation


                                    By:  /S/ KENNETH B. KAPLAN
                                       ----------------------------
                                       Kenneth B. Kaplan, President
                                         and Chief Executive Officer

     KNOW ALL PERSONS BY THESE PRESENTS, that the undersigned directors and officers of Microware Systems Corporation, an Iowa corporation, which is filing an Annual Report on Form 10-K with the Securities and Exchange Commission, under the provisions of the Securities Exchange Act of 1934 as amended, hereby constitute and appoint Kenneth B. Kaplan, M. Denis Connaghan, Kent R. Kelderman, and Arthur Don and each of them, each of their true and lawful attorneys-in-fact and agents; with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any or all amendments to the report to be filed with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all interests and purposes as each of them might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

         Signature                  Title                        Date

/S/ KENNETH B. KAPLAN          Chairman, President & Chief
------------------------
    Kenneth B. Kaplan          Executive Officer (Principal    June 29, 1998
                               Executive Officer)

/S/ M. DENIS CONNAGHAN         Director, Executive Vice
------------------------
    M. Denis Connaghan         President & Chief Operating     June 29, 1998
                               Officer

/S/ KENT R. KELDERMAN          Chief Financial Officer,
------------------------
    Kent R. Kelderman          Executive Vice President &      June 29, 1998
                               Treasurer (Principal Financial
                               & Accounting Officer)

/S/ ARTHUR DON
------------------------
    Arthur Don                 Director                        June 29, 1998

/S/ JAMES A. GORDON
------------------------
    James A. Gordon            Director                        June 29, 1998

/S/ ROBERT L. GROWNEY
------------------------
    Robert L. Growney          Director                        June 29, 1998

/S/ DANIEL P. HOWELL
------------------------
Daniel P. Howell               Director                        June 29, 1998

/S/ DENNIS E. YOUNG
------------------------
Dennis E. Young                Director                        June 29, 1998

                         INDEPENDENT AUDITORS' REPORT



Board of Directors
Microware Systems Corporation:

    We have audited the accompanying consolidated balance sheets of Microware Systems Corporation and subsidiaries as of March 31, 1997 and 1998 and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for each of the years in the three-year period ended March 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Microware Systems Corporation and subsidiaries at March 31, 1997 and 1998 and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 1998, in conformity with generally accepted accounting principles.




                                                        KPMG PEAT MARWICK LLP


Des Moines, Iowa
April 24, 1998

                MICROWARE SYSTEMS CORPORATION AND SUBSIDIARIES
                         Consolidated Balance Sheets
                  ($ in thousands, except per share amounts)

                                                           March 31,
                                                      ------------------
           Assets                                       1997      1998
           ------                                     --------  --------
Current assets:
  Cash and cash equivalents                           $  6,758  $  2,009
  Short-term investments                                13,204    11,611
  Trade receivables, net of allowance
    for doubtful accounts of $635
    and $502 (notes 2 and 4)                             7,014     4,064
  Income taxes receivable                                  207         6
  Inventories (note 4)                                      96        66
  Prepaid royalties                                      1,005       370
  Prepaid expenses and other current assets                316       780
  Deferred tax assets (note 6)                             507       465
                                                      --------  --------
    Total current assets                                29,107    19,371
                                                      --------  --------
Investment, at cost                                      5,004        -
                                                      --------  --------
Property and equipment, net (notes 3 and 5)             11,917    13,663
                                                      --------  --------
Other assets:
  Intangible assets, net of amortization (notes 1 and 4  1,675     3,050
  Deposits and other (note 4)                            1,380     1,415
                                                      --------  --------
    Total other assets                                   3,055     4,465
                                                      --------  --------
                                                      $ 49,083  $ 37,499
                                                      ========  ========

See accompanying notes to consolidated financial statements.

                MICROWARE SYSTEMS CORPORATION AND SUBSIDIARIES
                         Consolidated Balance Sheets
                  ($ in thousands, except per share amounts)

                                                            March 31,
           Liabilities and                            ------------------
        Shareholders' Equity                            1997      1998
       ----------------------                         --------  --------
Current liabilities:
  Notes payable to banks (note 4)                      $   323  $    300
  Current installments of long-term debt (note 5)           38        66
  Accounts payable                                       2,559     1,386
  Accrued expenses                                       2,194     2,317
  Deferred revenues                                        867       832
  Income taxes payable                                     102        56
                                                      --------  --------
    Total current liabilities                            6,083     4,957
Long-term debt, less current installments (note 5)       8,038     6,918
Deferred income taxes (note 6)                             236       268
                                                      --------  --------
    Total liabilities                                   14,357    12,143
                                                      --------  --------
Shareholders' equity (notes 7, 8 and 13):
  Series I preferred stock, no par value; 500,000
   shares authorized; none issued or outstanding           -         -
  Common stock, voting, no par value; 50,000,000
   shares authorized; 14,190,561 and 14,778,092
   shares issued;13,965,461 and 14,552,992 shares
   outstanding                                          36,152    36,735
  Retained earnings (deficit)                               89    (9,857)
  Cumulative adjustment from foreign
    currency translation                                  (738)     (745)
                                                      --------  --------
                                                        35,503    26,133
  Less cost of common shares acquired for the treasury,
   225,100 and 225,100 shares                              777       777
                                                      --------  --------
    Total shareholders' equity                          34,726    25,356
                                                      --------  --------
Commitments (note 14)
                                                       $49,083  $ 37,499
                                                      ========  ========

See accompanying notes to consolidated financial statements.

                MICROWARE SYSTEMS CORPORATION AND SUBSIDIARIES
                    Consolidated Statements of Operations
                  ($ in thousands, except per share amounts)



                                            Years ended March 31,
                                      --------------------------------
                                         1996       1997        1998
                                      ---------   ---------   ---------
Revenues (notes 2 and 10):
  Product                             $  16,104   $  16,586   $  12,047
  Services                                7,551       9,548       5,677
                                      ---------   ---------   ---------
                                         23,655      26,134      17,724
                                      ---------   ---------   ---------
Cost of revenues:
  Product                                 2,428       3,046       2,745
  Services                                2,672       3,923       3,201
                                      ---------   ---------   ---------
                                          5,100       6,969       5,946
                                      ---------   ---------   ---------
    Gross profit                         18,555      19,165      11,778
                                      ---------   ---------   ---------
Operating expenses:
  Research and development                5,009       7,155       7,223
  Sales and marketing                     8,421      10,819      10,148
  General and administrative              3,899       3,415       4,485
  Special charges (note 12)                 -           438         940
                                      ---------   ---------   ---------
                                         17,329      21,827      22,796
                                      ---------   ---------   ---------
    Operating profit (loss)               1,226      (2,662)    (11,018)
                                      ---------   ---------   ---------

Other income (expense):
  Foreign currency gain (loss), net          13         (30)        (79)
  Gain on sale of land and building         -           -           215
  Gain on sale of investment                -           -           881
  Interest expense                         (151)       (106)       (465)
  Interest income                           434       1,224         730
                                      ---------   ---------   ---------
                                            296       1,088       1,282
                                      ---------   ---------   ---------
    Earnings (loss) before income
        tax expense (benefit)             1,522      (1,574)     (9,736)
Income tax expense (benefit) (note 6)       146          (3)        210
                                      ---------   ---------   ---------
    Net earnings (loss) (note 10)     $   1,376   $  (1,571)  $  (9,946)
                                      =========   =========   =========
Basic earnings (loss) per share       $   .12     $  (.11)    $  (.69)
                                      =========   =========   =========


Shares used in per share
    calculation - basic                   11,090     13,754      14,378
                                       =========  =========   =========
Diluted earnings (loss) per share      $  .11     $ (.11)     $ (.69)
                                       =========  =========   =========
Shares used in per share
    calculation - diluted                 12,930     13,754      14,378
                                       =========  =========   =========

See accompanying notes to consolidated financial statements.

                          MICROWARE SYSTEMS CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Shareholders' Equity (Deficit)
                                        ($ in thousands)

                                                       Cumulative
                                                        adjustment
                                                            from
                                               Retained   foreign             Total
                              Preferred Common earnings   currency Treasury shareholders'
                               stock    stock (deficit) translation stock     equity
                              -------  -------  -------   --------  -------  ---------
Balance at March 31, 1995     $5,001   $ 1,052  $  284    $    (1)  $  (777) $   5,559

Issuance of common shares
  of stock                        -     12,104     -           -        -       12,104
Legal and other fees incurred
 for issuance of common
 shares of stock                  -        (62)    -           -        -          (62)
Net earnings                      -        -      1,376        -        -        1,376
Current translation adjustment    -        -       -          (434)     -         (434)
                              -------  -------  -------   --------  -------  ---------
Balance at March 31, 1996       5,001   13,094    1,660       (435)    (777)    18,543

Issuance of common shares
  of stock                        -     19,046      -          -        -       19,046
Legal and other fees incurred
 for issuance of common shares
 of stock                         -       (989)     -          -        -         (989)
Conversion of preferred stock
 to common stock upon initial
 public offering               (5,001)   5,001      -          -        -          -
Net loss                          -        -     (1,571)       -        -       (1,571)
Current translation adjustment    -        -        -         (303)     -         (303)
                              -------  -------  -------   --------  -------  ---------
Balance at March 31, 1997         -     36,152       89       (738)    (777)    34,726

Issuance of common shares
  of stock                        -        643      -          -        -          643
Legal and other fees incurred
  for issuance of common shares
  of stock                        -        (60)     -          -        -          (60)
Net loss                          -        -     (9,946)       -        -       (9,946)
Current translation adjustment    -        -        -           (7)     -           (7)
                              -------  -------  -------   --------  -------  ---------
Balance at March 31, 1998     $   -    $36,735  $(9,857)  $   (745) $  (777) $  25,356
                              =======  =======  =======   ========  =======  =========

See accompanying notes to consolidated financial statements.

                        MICROWARE SYSTEMS CORPORATION AND SUBSIDIARIES
                              Consolidated Statements of Cash Flows
                                      ($ in thousands)

                                                              Years ended March 31,
                                                         -----------------------------
                                                           1996       1997       1998
                                                        --------    --------   --------
Cash flows from operating activities:
  Net earnings (loss)                                    $ 1,376    $ (1,571)  $ (9,946)
  Adjustments to reconcile net earnings (loss)
    to net cash provided by (used in)
    operating activities:
     Depreciation and amortization                         1,296       1,802      2,366
     Gain on sale of land and building                         -           -       (215)
     Write down of intangible and other assets                 -           -        940
     Gain on sale of investment                                -           -       (881)
     Deferred income taxes                                  (185)         17         74
     (Increase) decrease in trade receivables, net        (1,248)     (2,288)     2,837
     Decrease in income taxes receivable                     111           4        201
     Decrease (increase) in inventories                        3         (58)        30
     (Increase) decrease in prepaid royalties                  -      (1,005)        69
     Decrease (increase) in prepaid expenses
       and other current assets                               69         (95)      (469)
     Increase in other assets                               (726)     (1,749)    (2,843)
     Increase (decrease) in accounts payable                 547         942     (1,144)
     (Decrease) increase in accrued expenses                (333)        905          8
     Increase (decrease) in deferred revenues                164          (9)       159
     Decrease in income taxes payable                         (6)        (50)       (45)
                                                        --------    --------   --------
     Net cash provided by (used in)
       operating activities                                1,068      (3,155)    (8,859)
                                                        --------    --------   --------
Cash flows from investing activities:
  Capital expenditures                                    (1,320)     (9,089)    (4,559)
  Proceeds from sale of property and equipment                19           -      1,640
  Purchases of short-term investments                          -     (39,417)   (24,353)
  Maturities of short-term investments                         -      26,213     25,945
  Purchase of investment, at cost                              -      (5,004)         -
  Proceeds from sale of investment, net                        -           -      5,885
                                                        --------    --------   --------
     Net cash (used in) provided by
       investing activities                               (1,301)    (27,297)     4,558
                                                        --------    --------   --------
Cash flows from financing activities:
  Proceeds from issuance of notes payable to banks
    and long-term debt                                     3,142       7,901     10,702
  Principal payments on notes payable to banks
    and long-term debt                                    (3,406)     (1,553)   (11,793)
  Proceeds on issuance of common shares of stock          12,104      19,046        643
  Cost of issuance of common stock                           (62)       (422)       (60)
  Deferred offering costs                                   (567)          -          -
                                                        --------    --------   --------
     Net cash provided by (used in)
       financing activities                               11,211      24,972       (508)
                                                        --------    --------   --------
                                                          10,978      (5,480)    (4,809)
Effect of foreign currency exchange rate
  changes on cash                                           (157)        (99)        60
                                                        --------    --------   --------
     Net increase (decrease) in cash
       and cash equivalents                               10,821      (5,579)    (4,749)
Cash and cash equivalents at beginning of year             1,516      12,337      6,758
                                                        --------    --------   --------
Cash and cash equivalents at end of year                  12,337  $    6,758  $   2,009
                                                        ========    ========   ========

See accompanying notes to consolidated financial statements.

                 MICROWARE SYSTEMS CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                   ($ in thousands, except per share amounts)


(1)  Summary of Significant Accounting Policies and Related Matters
     ---------------------------------------------------------------
     Principles of Consolidation
     ----------------------------
     The consolidated financial statements include the financial statements of Microware Systems Corporation (Microware) and its subsidiaries (the Company): Microware Systems (U.K.) Limited; Microware Systems K.K.; MSC Toolco, Inc.; Microware Systems France S.A.R.L.; Microware Systems Corporate Park, Inc.; and MicroMall, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

     Nature of Business
     -------------------
     The Company develops and markets operating system software and high-level language compilers used in industrial automation, communications, scientific research, and consumer electronics applications. The Company's operations are primarily conducted in North America, Japan and Europe.

     Translation of Foreign Financial Statements
     --------------------------------------------
     All assets and liabilities in the balance sheets of foreign subsidiaries whose functional currency is other than the U.S. dollar are translated at year-end exchange rates. Income and expense items are translated at the average exchange rate for the year. Translation gains and losses are not included in determining net earnings but are accumulated as a separate component of shareholders' equity. Foreign currency transaction gains and losses are included in determining net earnings (loss).

     Use of Estimates
     -----------------
     The preparation of financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Cash Equivalents and Short-term Investments
     --------------------------------------------
     Cash equivalents consist of money market funds, a United States treasury fund and United States treasury bills with stated effective maturities of three months or less at time of purchase. Short-term investments consist of United States treasury bills with stated effective maturities greater than three months at time of purchase. Cash equivalents and all of the Company's short-term investments are classified as "held-to-maturity" under the Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and are stated at amortized cost, which approximates fair value.

                 MICROWARE SYSTEMS CORPORATION AND SUBSIDIARIES

                   ($ in thousands, except per share amounts)


(1)  Summary of Significant Accounting Policies and Related Matters, Continued
     -------------------------------------------------------------------------

     Inventories
     ------------
     Inventories are composed primarily of user manuals and software media production materials and are stated at the lower of cost or market on a first-in, first-out basis. Additionally, inventories include costs incurred to develop customized software under certain consulting agreements in progress.

     Investments
     ------------
     In October of 1996, Microware purchased a preferred stock interest in another company for $5,004. On February 20, 1998, the Company received net proceeds of $5,885 from the sale of the preferred stock.

     Property and Equipment
     ----------------------
     Property and equipment are stated at cost and are depreciated on straight- line methods with estimated useful lives of 5 to 30 years for building and improvements and 3 to 5 years for furniture, fixtures, and equipment and research and development equipment.

     Intangible Assets
     -----------------
     The balance of intangible assets as of March 31, 1997 and 1998 consisted of the following:

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
                                          =======      =======      =======

                                                        1998
                                          --------------------------------
                                                     Accumulated
                                          Cost       amortization     Net
                                          -------      -------      -------
          Capitalized software
             development costs            $ 1,147      $   888      $   259
          Purchased software                3,983        1,344        2,639
          Goodwill                            323          323           -
          Patents, copyrights, and other      518          366          152
                                          -------      -------      -------
                                          $ 5,971      $ 2,921      $ 3,050
                                          =======      =======      =======

                 MICROWARE SYSTEMS CORPORATION AND SUBSIDIARIES

                   ($ in thousands, except per share amounts)


(1)  Summary of Significant Accounting Policies and Related Matters, Continued
     -------------------------------------------------------------------------

     Intangible Assets, Continued
     ----------------------------
     The Company capitalizes software development costs incurred in the production of computer software once technological feasibility of the product to be marketed has been established. Software development costs incurred prior to technological feasibility are expensed as research and development costs. Capitalization of these costs ceases when the product is considered available for general release to customers.

     Amortization of capitalized software development costs is calculated as the greater of the ratio that current revenues bear to estimated future revenues or the straight-line method over the expected product life cycle of three years. Amortization of capitalized software development costs amounted to $236, $201, and $151 for the years ended March 31, 1996, 1997, and 1998, respectively.

     Purchased software represents the cost of acquiring computer software used in the Company's products. Amortization of purchased software is calculated as the greater of the ratio that current revenues bear to estimated future revenues or the straight-line method not to exceed three years.

     Goodwill and patents, copyrights, and other are being amortized over 5 to 15 year periods on the straight-line method. The Company assesses the recoverability of goodwill through analysis of undiscounted cash flows.

     Advertising
     -----------
     Advertising costs incurred for the years ended March 31, 1996, 1997, and 1998 were $1,277, $764, and $687, respectively.

     Revenue Recognition
     -------------------
     The Company's revenue recognition policy is in compliance with the provisions of the American Institute of Certified Public Accountants' (AICPA) Statement of Position (SOP) 91-1, "Software Revenue Recognition". Product revenues primarily consist of software licenses and development tool products sold and royalties earned from equipment distributors. Software license fees are recognized as revenues upon contract signing and shipment of the software master copy. Sales of development tool products are recognized as revenues upon shipment. Royalties earned from equipment distributors are recognized as revenues when reported by the equipment distributors or upon written agreement for non-refundable prepaid royalties.

     Service revenues are derived primarily from custom contract engineering work, postcontract customer support (maintenance) agreements, and training and consulting services. Revenues from custom contract engineering work are recognized using the percentage of completion method. Maintenance revenues, including maintenance bundled with software license fees, are recognized ratably over the term of the related agreements. Revenues from training and consulting services are recognized as the services are rendered.

                 MICROWARE SYSTEMS CORPORATION AND SUBSIDIARIES

                   ($ in thousands, except per share amounts)


(1)  Summary of Significant Accounting Policies and Related Matters, Continued
     -------------------------------------------------------------------------

     Revenue Recognition, Continued
     ------------------------------
     In October 1997 and March 1998, the AICPA issued SOP 97-2, "Software
       Revenue Recognition" and SOP 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition" which the Company is required to adopt for transactions entered into in the fiscal year beginning April 1, 1998. SOP 97-2 and SOP 98-4 provide guidance on recognizing revenue on software transactions and supercede SOP 91-1. The Company believes that the adoption of SOP 97-2 and SOP 98-4 will not have a significant impact on its current licensing or revenue recognition practices. However, should the Company adopt new or change its existing licensing practices, the Company's revenue recognition practices may be subject to change to comply with the accounting guidance provided in SOP 97-2 and 98-4.

     Computation of Net Earnings (Loss) Per Share
     --------------------------------------------
     Net earnings (loss) per share is calculated in accordance with the provisions of SFAS No. 128, "Earnings per Share" which was required to be adopted in the quarter ended December 31, 1997. SFAS No. 128 establishes new standards for computing and presenting earnings per share (EPS) on a basis that is more comparable to international standards and provides for the presentation of basic and diluted EPS. Basic EPS has been computed by dividing net earnings (loss) by the weighted average number of common shares common and convertible preferred stock (as if converted to common stock on the original date of issuance) outstanding during the periods presented. Diluted EPS has been computed by dividing net earnings (loss) by the weighted average common and convertible preferred stock (as if converted to common stock on the original date of issuance) and, when dilutive, common equivalent shares outstanding during the periods presented. Dilutive common equivalent shares are calculated using the treasury stock method and consist of common stock issuable upon the exercise of options and warrants. All prior period EPS calculations have been restated.

     Effective April 2, 1996, the Company completed an initial public offering of its common stock. Prior to April 2, 1996, there were no established market prices for the common stock of the Company. The market prices used in the computation of net earnings (loss) per share prior to April 2, 1996 were average values calculated from the annual appraisals of the Company's common shares of stock performed by independent appraisers. Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 98 (SAB No. 98), all stock issued and warrants and options to purchase shares of common stock granted by the Company for normal consideration preceding the initial public offering date are included in the EPS calculations in a manner similar to a stock split or stock dividend. SAB No. 98 revised the calculation of the pre-initial public offering common and common stock equivalent shares previously governed by SAB No. 83. The Company has retroactively applied SAB No. 98. In fiscal year 1996, basic EPS was calculated based upon 11,090,000 weighted-average common shares and the effect of the dilutive EPS was 1,840,000 shares.

     Fair Value of Financial Instruments
     -----------------------------------
     SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," requires the Company to disclose the estimated fair values for its financial instruments. Fair value estimates, methods, and assumptions are set forth below:

                 MICROWARE SYSTEMS CORPORATION AND SUBSIDIARIES

                   ($ in thousands, except per share amounts)


(1)  Summary of Significant Accounting Policies and Related Matters, Continued
     -------------------------------------------------------------------------

     Fair Value of Financial Instruments, Continued
     ----------------------------------------------

       Cash and Cash Equivalents, Short-term Investments, Trade Receivables, Notes Payable to Banks, Accounts Payable and Accrued Expenses
       -------------------------------------------------------------
       The carrying amount approximates the estimated fair value due to the short-term nature of those instruments.

       Long-term Debt
       --------------
       Rates currently available to the Company for such borrowings with similar terms and remaining maturities are used to discount the future cash flows to estimate the fair value for long-term debt.

     Stock Based Compensation
     -------------------------
     The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees," (ABP No. 25) and related interpretations. Under APB No. 25, compensation cost is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the exercise price of the option granted. Compensation cost for stock options, if any, is recognized ratably over the vesting period. The Company's policy is to grant options with an exercise price equal to the quoted market price of the Company's stock on the grant date. Accordingly, no compensation cost has been recognized for the Company's stock option plan. The Company provides additional proforma disclosures as required under SFAS No. 123, "Accounting for Stock-Based Compensation" (see note 8).

     Recent Accounting Pronouncements
     --------------------------------
     In June 1997, the Financial Accounting Standards Board (FASB) issued
       SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components in financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gains/losses on available for sale securities. The disclosure prescribed by SFAS No. 130 must be made beginning with the first quarter of fiscal 1999.

     Additionally in June 1997, the FASB issued SFAS No. 131, "Disclosure
       About Segments of an Enterprise and Related Information". This statement establishes standards for reporting information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company has not yet determined the impact, if any, of adopting this new standard. The disclosures prescribed by SFAS No. 131 will be effective for the Company's consolidated financial statements for the year ending March 31, 1999.

                 MICROWARE SYSTEMS CORPORATION AND SUBSIDIARIES

                   ($ in thousands, except per share amounts)

(1)  Summary of Significant Accounting Policies and Related Matters, Continued
     -------------------------------------------------------------------------

     Recent Accounting Pronouncements, Continued
     -------------------------------------------
     In April 1998, the AICPA issued SOP 98-1, "Accounting for the Costs of
       Computer Software Developed or Obtained for Internal Use". SOP 98-1 provides guidance for determining whether computer software is internal-use software and on accounting for the proceeds of computer software originally developed or obtained for internal use and then subsequently sold to the public. It also provides guidance on capitalization of the losses incurred for computer software developed or obtained for internal use. The Company has not yet determined the impact, if any, of adopting this statement. The disclosures prescribed by SOP 98-1 will be effective for the year ending March 31, 2000 consolidated financial statements.

(2)  Trade Receivables
     ------------------
     At March 31, 1997, the Company had one customer whose trade receivable balance exceeded 10 percent of consolidated trade receivables. Trade receivables at March 31, 1997 for this customer were $704 and revenues for the year ended March 31, 1997 totaled approximately $2,279. This customer is also a shareholder of the Company (see note 13).

     At March 31, 1998, the Company had one customer whose trade receivable balance exceeded 10 percent of consolidated trade receivables. Trade receivables at March 31, 1998 for this customer were $663 and revenues for the year ended March 31, 1998 totaled approximately $667.

     The activity in the Company's allowance for doubtful accounts for the years ended March 31, 1996, 1997, and 1998 consisted of the following:



                                Balance at    Additions     Deductions,
                                beginning     charged to      net of       Balance at
                                 of year       expenses     recoveries     end of year
                                ----------    ----------    ----------     -----------
      Year ended March 31, 1996   $  78        $ 367           $  79          $ 366
                                  =====        =====           =====          =====
      Year ended March 31, 1997   $ 366        $ 754           $ 485          $ 635
                                  =====        =====           =====          =====
      Year ended March 31, 1998   $ 635        $ 587           $ 720          $ 502
                                  =====        =====           =====          =====



(3)  Property and Equipment
     -----------------------
     Property and equipment consisted of the following:

                                                  March 31,
                                             ------------------
                                                1997      1998
                                             -------    -------
         Land and improvements               $   144    $ 2,529
         Building                              2,017      8,426
         Furniture, fixtures, and equipment    4,115      3,264
         Research and development equipment    3,612      2,571
         Leasehold improvements                  123         49
         Construction in progress              7,369        -
                                             -------    -------
                                              17,380     16,839
         Accumulated depreciation
              and amortization                 5,463      3,176
                                             -------    -------
                                             $11,917    $13,663
                                             =======    =======

                 MICROWARE SYSTEMS CORPORATION AND SUBSIDIARIES

                   ($ in thousands, except per share amounts)


(4)  Notes Payable to Banks
     -----------------------
     Microware has a $1,000 line of credit with a bank bearing interest at the bank's base rate. The line of credit matures on October 31, 1998 and is renewable annually. Funds advanced are secured by Microware's trade receivables, inventories, and intangible assets. There were no borrowings outstanding at March 31, 1997 or 1998.

     Microware Systems K.K. has credit agreements with various maturities with two Japanese banks. Outstanding balances at March 31, 1997 and 1998 totaled $323 and $300, respectively. The weighted average interest rate was 2.125 percent at March 31, 1998. The credit agreements are secured by Microware Systems K.K.'s deposit for office space in the amount of $450 at March 31, 1998.

(5)  Long-term Debt
     ---------------
     Long-term debt at March 31, 1997 and 1998 consisted of the following:

                                                      March 31,
                                                 --------------------
                                                   1997        1998
                                                 -------      -------
         Mortgage note                       (A) $   193      $   -
         Mortgage note with bank             (B)     997          -
         Construction note                   (C)   6,886          -
         Promissory note                     (D)     -          6,984
                                                 -------      -------
                                                   8,076        6,984
         Less current installments                    38           66
                                                 -------      -------
             Long-term debt, excluding
             current installments                $ 8,038      $ 6,918
                                                 =======      =======


     (A) In conjunction with the sale of the Company's former headquarters building, this note was paid off in November 1997.

     (B) In conjunction with the sale of the Company's former headquarters building, this note was paid off in December 1997.

     (C) The construction note was paid off in December 1997.

     (D) On December 30, 1997, the Company, through its newly organized wholly owned subsidiary Microware Systems Corporate Park, Inc. executed a promissory note with GMAC Commercial Mortgage Corporation in the amount of $7,000. The note is secured by the Company's headquarters facility and associated real estate. Monthly payments are $49, including interest at 7.46 percent, with the unpaid balance due January 1, 2008.

                 MICROWARE SYSTEMS CORPORATION AND SUBSIDIARIES

                   ($ in thousands, except per share amounts)


(5)  Long-term Debt (continued)
     --------------------------
     The aggregate maturities of long-term debt for each of the five years ending March 31, 2003 and thereafter are as follows:

                                              1999             66
                                              2000             71
                                              2001             76
                                              2002             82
                                              2003             89
                                              Thereafter    6,600
                                                          -------
                                                          $ 6,984
                                                          =======

     The carrying amount of the Company's long-term debt approximates the fair value as of March 31, 1998.

(6)  Income Taxes
     ------------
     The provision for income taxes is based on earnings (loss) before income tax expense (benefit) as follows:

                                           1996      1997       1998
                                         --------  --------   --------
                 United States           $  (234)  $ (1,404)  $ (7,940)
                 Foreign                   1,756       (170)    (1,796)
                                         --------  --------   --------
                                         $ 1,522   $ (1,574)    (9,736)
                                         =======   ========   ========


     Components of income tax expense (benefit) for the years ended March 31, 1996, 1997, and 1998 consist of the following:

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
                                   ======       =====      ======

                                                 1998
                                  -------------------------------
                                  Domestic     Foreign
                                   income       income      Total
                                  ---------   -----------   -----
                      Current       $ 121       $  15      $  136
                      Deferred         74           -          74
                                   ------       -----      ------
                                   $  195       $  15      $  210
                                   ======       =====      ======

                 MICROWARE SYSTEMS CORPORATION AND SUBSIDIARIES

                   ($ in thousands, except per share amounts)

(6)  Income Taxes, Continued
     -----------------------
     Income tax expense (benefit) for the years ended March 31, 1996, 1997, and 1998 differs from the "expected" income tax expense (benefit) computed by applying the United States federal income tax rate of 34 percent to pretax income (loss) due to the following:

                                                     1996      1997      1998
                                                    -------   ------    -------
   Computed "expected" tax expense (benefit)        $  517    $ (535)   $(3,310)
   Increase (decrease) in taxes resulting from:
   U.S. losses without current benefit                  -        660      2,682
   Foreign losses without current benefit               -        209        743
   Utilization of foreign net
      operating loss carryforwards                    (208)     (457)        -
   Foreign taxes                                        -         99         77
   Change in the beginning of the
      year balance of the valuation
      allowance for deferred tax assets
      allocated to income tax expense                 (173)       -          -
   Other                                                10        21         18
                                                    ------    ------    -------
                                                    $  146     $  (3)   $   210
                                                    ======    ======    =======



     The tax effects of temporary differences that give rise to deferred tax assets and liabilities at March 31, 1997 and 1998 are presented below:

                                                             March 31,
                                                        ------------------
                                                          1997       1998
                                                        -------    -------
     Deferred tax assets:
        U.S. net operating loss carryforwards           $ 1,400    $ 7,048
        Foreign net operating loss carryforwards            445      1,042
        Post contract customer support unearned revenue     161        189
        Compensation/benefits                                43         33
        Inventories                                          54         54
        Allowance for doubtful accounts                     214        178
        Warranty reserve                                     -          54
        Other                                                95         43
                                                        -------    -------
           Total gross deferred tax assets                2,412      8,641
        Less valuation allowance                          1,845      8,090
                                                        -------    -------
           Total deferred tax assets                        567        551
                                                        -------    -------
     Deferred tax liabilities:
        Capitalized software costs                           70         93
        Property and equipment                              226        261
                                                        -------    -------
           Total deferred tax liabilities                   296        354
                                                        -------    -------

           Net deferred tax assets                      $   271    $   197
                                                        =======    =======


     The net deferred tax assets at March 31, 1997 and 1998, are composed of current deferred tax assets of $507 and $465, respectively, and noncurrent deferred tax liabilities of $236 and $268, respectively.

                 MICROWARE SYSTEMS CORPORATION AND SUBSIDIARIES

                   ($ in thousands, except per share amounts)

(6)  Income Taxes, Continued
     ------------------------
     The net change in the total valuation allowance for the years ended
       March 31, 1997 and 1998 was an increase of $1,085 and $6,245, respectively. A valuation allowance has been set up to offset the gross deferred tax assets created by U.S. and foreign net operating loss carryforwards. Utilization of the U.S. and foreign net operating losses is dependent upon future taxable income generated in the respective U.S. and foreign subsidiaries. The Company recorded the valuation allowance due to its lack of history of consistent earnings in the U.S. and in a foreign subsidiary generating the net operating loss carryforwards. At March 31, 1998, the Company has U.S. net operating loss carryforwards for federal income tax purposes of approximately $19,500 (including approximately $8,500 from tax benefits related to employee stock options) which are available to offset future federal taxable income, if any, expiring as follows:
       $8,500 in 2012 and $11,000 in 2013. The foreign net operating loss carryforwards expire as follows: $599 in 1999, $150 in 2000, $1,597 in 2003, and $550 in 2004.

(7)  Shareholders' Equity
     ---------------------
     On March 12, 1996, the Company effected a 4-for-1 split as a share
       Dividend of common stock of the Company. All common share and per share amounts have been adjusted retroactively to give effect to the share dividend. Additionally, the Company's shareholders and board of directors approved an increase in the number of authorized common shares of stock of the Company to 50,000,000. The authorized number of common shares of stock of the Company have been adjusted to give effect to this increase.

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

(8)  Stock Options
     --------------
     The Company has established 1989, 1991, 1992 and 1995 Stock Option Plans
       (the Plans) and granted options to certain officers, directors, and employees to purchase shares of common stock. The options granted under the Plans expire 10 years from the date such option is granted. Options vest over a two to five year period and are exercisable under conditions specified in the Plans' agreements.

     The 1989, 1991, 1992 and 1995 Plans had available 1,200,000, 512,000,
       496,000 and 1,720,000 total shares of common stock subject to option, respectively.

                 MICROWARE SYSTEMS CORPORATION AND SUBSIDIARIES

                   ($ in thousands, except per share amounts)

(8)  Stock Options, Continued
     ------------------------
     In May 1997, the Company offered all recipients of stock options grants made in October 1996 the right to cancel those outstanding and non-vested options at the original exercise price of $15.50 per share and receive new options dated May 1997 with a new price and revised vesting. The new exercise prices are $10.00 per share for employees who were serving as executive officers at the time of the original grant and $6.25 (the closing price of the common stock on the date of grant) for all other employees. While the original grants had a vesting schedule of 25% on each anniversary of October 14, 1996, the new grants have a vesting of 10%, 20%, 30% and 40% on each anniversary of May 2, 1997. Vesting of all grants accelerates in the event of a change in control of the Company. The new grants all have an expiration date of May 2, 2007.

     Activity for the Company's Plans is as follows:

                      1996                   1997                         1998
           -------------------------  -------------------------  ------------------------
             Number    Option Price     Number    Option Price     Number    Option Price
            of Shares    Per Share     of Shares     Per Share   of Shares     Per Share
           ----------- ------------   ----------  ------------   ----------  ------------
Beginning
  balance   1,520,000  $0.50-1.3125   2,250,200    $0.50-3.125    2,060,691   $0.50-15.50
Issued        784,400      $3.125       373,100   $10.00-15.50      978,250  $4.375-10.00
Exercised       4,000      $.9375       391,009    $0.50-3.125      587,531   $0.50-3.125
Canceled       50,200  $.9375-3.125     171,600      $3.125         443,100  $3.125-15.50
            ---------                 ---------                   ---------
Ending
  balance   2,250,200  $0.50-3.125    2,060,691    $0.50-15.50    2,008,310   $0.50-15.50
            =========  ===========    =========    ===========    =========   ===========



     SFAS No. 123 requires proforma information regarding net earnings (loss) and earnings (loss) per share be determined as if the Company has accounted for its stock options granted subsequent to December 15, 1994 under the "fair value" method. Under SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model with the following assumptions used for grants during fiscal 1996, 1997 and 1998: risk free interest rates of 6.0%, 6.25% and 6.0%, respectively; expected volatility of 0.00%, 80.89% and 88.40%, respectively; an expected option life of
       5.75 years, 6.0 years, and 6.0 years, respectively; and no expected dividends for any year. As the Company was a nonpublic entity until April 2, 1996, it is permitted under SFAS No. 123 to use the "minimum value" method to value stock options granted prior to April 2, 1996. Under the "minimum value" method expected volatility is effectively zero. The weighted average fair value of stock options granted under the Plans for the years ended March 31, 1996, 1997, and 1998 were $0.82, $10.80 and $4.90, respectively.

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

                 MICROWARE SYSTEMS CORPORATION AND SUBSIDIARIES

                   ($ in thousands, except per share amounts)

(8)  Stock Options, Continued
    -------------------------
     The Company applies the provisions of APB No. 25 and related interpretations in accounting for compensation expense under the Plans. Had compensation expense under the Plans been determined pursuant to SFAS No. 123, the Company's proforma net earnings (loss) and net earnings (loss) per share for the years ended March 31, 1996, 1997, and 1998 would have been as follows:

                                     1996          1997          1998
                                  ----------    ----------    ----------

           Net earnings (loss):
              As reported         $  1,376      $  (1,571)    $  (9,946)
              Proforma            $  1,215      $  (2,763)    $ (10,954)

           Net earnings (loss)
            per share:
              As reported
                 Basic            $  0.12       $  (0.11)     $  (0.69)
                 Diluted          $  0.11       $  (0.11)     $  (0.69)
              Proforma
                 Basic            $  0.11       $  (0.20)     $  (0.76)
                 Diluted          $  0.09       $  (0.20)     $  (0.76)


     The above proforma disclosures are not necessarily representative of the effects on reported net earnings (loss) for future years.

     The following table summarizes information about fixed stock options outstanding under the Plans at March 31, 1998:


                 Options Outstanding                        Options Exercisable
  ----------------------------------------------------   ------------------------
                                Weighted-
                                 Average     Weighted-                  Weighted-
     Range of                   Remaining     Average                    Average
     Exercise        Number    Contractual   Exercise      Number        Exercise
      Prices      Outstanding     Life         Price     Exercisable      Price
     --------     -----------  -----------   ---------   -----------    ---------
   $0.50 - 1.55     635,010        2.7       $ 0.8973       635,010      $ 0.8973
   $3.10 - 4.65     410,600        7.0       $ 3.1996       195,600      $ 3.1250
   $4.66 - 6.20     238,500        9.5       $ 5.7372           -        $   -
   $6.21 - 7.75     674,300        9.2       $ 6.6743           -        $   -
   $9.30 - 10.85     25,000        7.3       $  10.00         5,000      $  10.00
  $13.95 - 15.50     24,900        8.5       $  15.50         6,225      $  15.50
                  ---------                               ---------
                  2,008,310        6.7       $ 4.1768       841,835      $ 1.5769
                  =========        ===       ========     =========      ========


(9)  Profit Sharing Plan
     --------------------
     Microware has a contributory profit sharing plan for substantially all full-time employees. Under the contributory plan, Microware provides matching cash contributions based on qualified employee contributions, as well as certain other contributions. Microware's contributions to the contributory plan for the years ended March 31, 1996, 1997, and 1998 amounted to $88, $131, and $175, respectively.

                 MICROWARE SYSTEMS CORPORATION AND SUBSIDIARIES

                   ($ in thousands, except per share amounts)



(10)  Foreign Operations
    -------------------
     A summary of the Company's domestic and foreign operations as of and for the years ended March 31, 1996, 1997, and 1998 is presented below:

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
                            =======  =======  =======  =======  ======  =======  =======

                                                       1998
                           ------------------------------------------------------------
                                                                       Elimin-
                              U.S     U.K.    Japan   France   Germany  ations   Total
                           -------- -------- -------  -------  ------- -------  --------
   Revenues                $10,882  $ 2,692  $ 4,197  $ 1,053  $1,827  $(3,068) $ 17,724
                           =======  =======  =======  =======  ======  =======  ========
   Operating (loss) profit $(9,268) $   (74) $(1,558) $  (211) $   93  $   -    $(11,018)
                           =======  =======  =======  =======  ======  =======  ========
   Net (loss) earnings     $(8,135) $   (81) $(1,554) $  (262) $   76  $   -    $ (9,946)
                           =======  =======  =======  =======  ======  =======  ========
   Total assets            $41,105  $ 1,047  $ 1,632  $   550  $  744  $(7,579) $ 37,499
                           =======  =======  =======  =======  ======  =======  ========
   Total liabilities       $10,258  $ 1,479  $ 1,421  $ 1,105  $  948  $(3,068) $ 12,143
                           =======  =======  =======  =======  ======  =======  ========



     Included in U.S. revenues are foreign export sales, of approximately
       $2,324, $1,226, and $690 during the years ended March 31, 1996, 1997, and 1998, respectively. Revenue eliminations represent primarily intercompany sales between the U.S. and foreign operations and royalties paid to the U.S. by foreign subsidiaries.

                 MICROWARE SYSTEMS CORPORATION AND SUBSIDIARIES

                   ($ in thousands, except per share amounts)

(11) Supplemental Disclosure of Cash Flow Information
     ------------------------------------------------
     During the years ended March 31, 1996, 1997, and 1998, the Company paid interest of approximately $124, $262, and $701, respectively.

     Income taxes paid during the years ended March 31, 1996, 1997, and 1998 amounted to approximately $168, $242, and $95, respectively.

(12) Special Charges
     ----------------
     During the year ended March 31, 1997, the Company recorded special charges of $438 relating to the restructuring of its European operations. The 1997 charges relate primarily to employee severance and related costs and lease termination costs for restructuring operations in Europe.

     During the year ended March 31, 1998, the Company determined that due to revised estimates of the marketability of certain products under development, a special charge of $940 was appropriate to more adequately reflect the residual value of certain intangible assets. Included in this charge was approximately $566 of deferred development costs in the form of prepaid royalties, approximately $202 relating to goodwill associated with MicroMall, Inc., a subsidiary of the Company, and $172 relating to the write-off of previously capitalized purchased technology.

(13) Motorola Stock and Warrant Purchase Agreement
     ---------------------------------------------
     On July 31, 1995, the Company entered into a Stock and Warrant Purchase
       Agreement (the Agreement) with Motorola, Inc. (Motorola) pursuant to which Motorola purchased 1,526,232 common shares of stock of the Company for $12,100 ($7.93 per share). In addition, pursuant to the Agreement, the Company issued Motorola five separate warrants to purchase a total maximum of an additional 1,803,728 common shares of stock of the Company at an exercise price of $10.81 per share. The warrants are exercisable and expire at certain periods through July 31, 2001. The Agreement contains certain anti-dilution protection in the event of certain dividends, stock splits, reclassifications, or issuances of common shares of stock of the Company or rights thereto. In connection with the Agreement, the Company delivered 1,373,608 common shares of stock of the Company on July 31, 1995 for $10,890. The 152,624 deferred delivery common shares of stock of the Company were delivered to Motorola on August 18, 1995 for $1,210. Motorola is also a customer of the Company (see note 2).

(14) Commitments
     -----------

     The Company leases certain domestic and foreign facilities under noncancelable operating leases. Minimum annual rental commitments at March 31, 1998 under all noncancelable operating leases are as follows:
                           1999              $  337
                           2000              $  238
                           2001              $  152
                           2002              $  147
                           2003              $  147
                           Thereafter        $  754

                 MICROWARE SYSTEMS CORPORATION AND SUBSIDIARIES

                   ($ in thousands, except per share amounts)


(14) Commitments, continued
     -----------------------
     Rental expense under cancelable and noncancelable operating leases was $950, $922, and $785 during the years ended March 31, 1996, 1997, and 1998, respectively.

                                EXHIBIT INDEX

Description                                                         Page

10.8  1995 Stock Option Plan of the Company, as amended              43
11    Statement Regarding Computation of Net Earnings
      (Loss) Per Share                                               50
21    Subsidiaries of the Registrant                                 51
23    Consent of Independent Accountants                             52
27    Financial Data Schedule (Edgar Version Only)