Form 10-Q
period 1998-06-30
MICROWARE SYSTEMS CORP
filed 1998-08-14
CIK 1003383

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                               FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1998

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

   COMMON STOCK:  14,584,692 SHARES OUTSTANDING AS OF JUNE 30, 1998

                       MICROWARE SYSTEMS CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying financial information is unaudited but, in the opinion of management, reflects all adjustments (which include only normally recurring adjustments) necessary for a fair presentation of the results for the periods shown. The unaudited consolidated financial statements and analyses should be read in conjuction with the audited consolidated financial statements and notes thereto for the year ended March 31, 1998 included in the Annual Report on Form 10-K previously filed with the Securities and Exchange Commission.

The results for the quarter ended June 30, 1998 are not necessarily indicative of the results to be expected for the entire year.

                     MICROWARE SYSTEMS CORPORATION
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                              (UNAUDITED)
               ($ in thousands, except per share amounts)

                                            THREE MONTHS ENDED JUNE 30,
                                           ----------------------------
                                               1998           1997
                                             --------       --------
Revenues:
   Product                                   $  3,600       $  2,711
   Services                                     1,611          1,368
                                             --------       --------
                                                5,211          4,079

Cost of revenues:
   Product                                        622            578
   Services                                       705            703
                                             --------       --------
                                                1,327          1,281
                                             --------       --------
       Gross profit                             3,884          2,798

Operating expenses:
Research & development                          1,738          1,881
Sales & marketing                               2,765          2,463
General & administrative                          653            780
                                             --------       --------
       Total operating expenses                 5,156          5,124
                                             --------       --------
       Operating loss                          (1,272)        (2,326)
                                             --------       --------

Other income and (expense):
Foreign currency loss, net                        (29)           (13)
Interest income                                   158            221
Interest expense                                 (134)           (30)
                                             --------       --------
                                                   (5)           178
                                             --------       --------
       Loss before income tax expense          (1,277)        (2,148)
 Income tax expense                               111             34
                                             --------       --------
       Net loss                              $ (1,388)      $ (2,182)
                                             ========       ========
Loss per share                               $  (0.10)      $  (0.15)
                                             ========       ========
Shares used in per share
   calculation-basic                           14,569         14,120
                                             ========       ========
Diluted loss per share                       $  (0.10)      $  (0.15)
                                             ========       ========
Shares used in per share
   calculation-diluted                         14,569         14,120
                                             ========       ========

See accompanying notes to consolidated financial statements.

                   MICROWARE SYSTEMS CORPORATION
                    CONSOLIDATED BALANCE SHEETS
            ($ in thousands, except per share amounts)

                                             June 30,       March 31,
                                               1998           1998
                                            (unaudited)
                                             ---------      ---------
           Assets
Current assets:
   Cash and cash equivalents                 $   1,591      $   2,009
   Short-term investments                        9,659         11,611
   Trade receivables, net of allowance for
     doubtful accounts of $387 and $502          4,431          4,064
   Income taxes receivable                           3              6
   Inventories                                      68             66
   Prepaid royalties                               346            370
   Prepaid expenses and other current assets       838            780
   Deferred tax assets                             408            465
                                             ---------      ---------
       Total current assets                     17,344         19,371

Property and equipment:
   Land and improvements                         2,529          2,529
   Building                                      8,426          8,426
   Furniture, fixtures & equipment               3,438          3,264
   Research and development equipment            2,598          2,571
   Leasehold improvements                           50             50
                                             ---------      ---------
                                                17,041         16,840
   Accumulated depreciation and amortization     3,278          3,176
                                             ---------      ---------
       Net property and equipment               13,763         13,664

Other assets:
   Intangible assets, net of amortization        2,884          3,050
   Deposits and other                            1,399          1,414
                                             ---------      ---------
       Total other assets                        4,283          4,464
                                             ---------      ---------
                                             $  35,390      $  37,499
                                             =========      =========


          Liabilities
Current liabilities:
   Notes payable to banks                    $     282      $     300
   Current portion of long-term debt                67             66
   Accounts payable                              1,370          1,386
   Accrued expenses                              1,577          2,317
   Deferred revenue                                797            833
   Income taxes payable                             64             56
                                             ---------      ---------
       Total current liabilities                 4,157          4,958

Long-term debt, less current installments        6,901          6,918
Deferred income taxes                              309            268
                                             ---------      ---------
       Total liabilties                         11,367         12,144
                                             ---------      ---------

       Shareholders' equity
Series A preferred  stock, $14.71 par
   value; 340,000 shares authorized;
   none issued or outstanding                        -              -
Series I preferred  stock, no par value;
   500,000 shares authorized; none
   issued or outstanding                             -              -
Common stock, voting, no par value;
  50,000,000 shares authorized;
  14,809,792 and 14,778,092
  shares issued, 14,584,692 and
  14,552,992 shares outstanding                 36,777         36,735
Retained earnings (deficit)                    (11,245)        (9,857)
Accumulated other comprehensive loss              (732)          (746)
                                             ---------      ---------
                                                24,800         26,132
Less cost of common shares acquired for the
  treasury, 225,100 and 225,100 shares             777            777
                                             ---------      ---------
       Total shareholders' equity               24,023         23,355
                                             ---------      ---------
                                             $  35,390      $  37,499
                                             =========      =========

See accompanying notes to consolidated financial statements.

                       MICROWARE SYSTEMS CORPORATION
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)

                                            THREE MONTHS ENDED JUNE 30,
                                            ---------------------------
                                                1998            1997
                                              --------        --------
                                                  ($ in thousands)
Cash flows from operating activities:
  Net loss                                    $ (1,388)       $ (2,182)
    Adjustments to reconcile net loss
      to net cash used in operating
      activities:
      Depreciation and amortization                697             491
      Deferred income taxes                         98              59
    Change in assets and liabilities:
      Trade receivables, net                      (378)          2,373
      Inventories                                   (2)              4
      Prepaid royalties                             24             (48)
      Other current assets                         (58)           (361)
      Income taxes receivable                        3             (19)
      Other assets                                (218)         (1,126)
      Accounts payable                               7            (651)
      Accrued expenses                            (550)             70
      Deferred revenue                            (216)            107
      Income taxes payable                           8             (24)
                                              --------        --------
  Net cash used in operating activities         (1,973)         (1,307)
                                              --------        --------
Cash flows from investing activities:
    Capital expenditures                          (440)         (2,595)
    Purchase of short-term investments               -          (5,794)
    Maturities of short-term investments         1,951           3,592
                                              --------        --------
  Net cash provided by (used in) investing
    activities                                   1,511          (4,797)
                                              --------        --------
Cash flows from financing activities:
   Principal payments on notes payable
     to banks and long-term debt                   (16)           (567)
   Proceeds from issuance of notes
     payable to banks and long-term debt             -           2,129
   Proceeds from issuance of common stock           43             249
   Cost of issuance of common stock                 (1)            (34)
                                              --------        --------
  Net cash provided by financing activities         26           1,777
Effect of foreign currency exchange rate      --------        --------
  changes on cash                                   18              34
                                              --------        --------
  Net decrease in cash and cash equivalents       (418)         (4,293)
Cash and cash equivalents at beginning
  of period                                      2,009           6,758
                                              --------        --------
Cash and cash equivalents at end of period    $  1,591        $  2,465
                                              ========        ========

Supplemental disclosure of cash flow information:
   Cash paid for interest                        $  87        $    141
                                            ==========        ========
   Cash paid for taxes                           $  13        $     27
                                            ==========        ========

                      MICROWARE SYSTEMS CORPORATION
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997
                               (UNAUDITED)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In accordance with the rules and regulations of the Securities and Exchange Commission, the preceding unaudited financial statements omit or condense certain information and footnote disclosure normally required for complete financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (which include reclassifications and normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 1998 and for all periods presented, have been made.

Certain amounts in the fiscal 1998 consolidated financial statements have been reclassified to conform to the fiscal 1999 presentation.

2.  REVENUE RECOGNITION

The Company has adopted the provisions of Statement of Position (SOP) 97-2, "Software Revenue Recognition", as amended by SOP 98-4," Deferral of the Effective Date of Certain Provisions of SOP 97-2", effective April 1, 1998. SOP 97-2 and SOP 98-4 provide guidance on recognizing revenue on software transactions and supercede SOP 91-1. The adoption of SOP 97-2 and SOP 98-4 did not have a significant impact on the Company's current licensing or revenue recognition practices. However, should the Company adopt new or change its existing licensing practices, the Company's revenue recognition practices may be subject to change to comply with the accounting guidance provided in SOP 97-2 and 98-4.

3.  COMPUTATION OF NET LOSS PER SHARE

Net loss per share is calculated in accordance with the provisions of Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". Basic EPS has been computed by dividing net loss by the weighted average number of common shares outstanding during the periods presented. Diluted EPS is computed by dividing net loss by the weighted average common and, when dilutive, common equivalent shares outstanding during the periods presented. Dilutive common equivalent shares are calculated using the treasury stock method and consist of common stock issuable upon the exercise of options and warrants. Prior period EPS calculations have been restated.

4.  COMPREHENSIVE INCOME

On April 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". Comprehensive income is defined as the change in equity of a company during a period from transactions and other events and circumstances, excluding transactions resulting from investments by owners and distributions to owners. For the Company, the primary difference between net income and comprehensive income results from foreign currency translation adjustments.

Comprehensive loss for the three months ended June 30, 1997 and 1998 is as follows:

                                            THREE MONTHS ENDED JUNE 30,
                                            ---------------------------
                                                1998            1997
                                              --------        --------
                                                  ($ in thousands)
Net loss                                      $ (1,388)       $ (2,182)
Foreign currency translation adjustment             14             138
                                              --------        --------
Total comprehensive loss                      $ (1,374)       $ (2,044)
                                              ========        ========

5.  RECENT ACCOUNTING PRONOUNCEMENTS

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

In April 1998, the American Institute of Certified Public Accountants issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". SOP 98-1 provides guidance for determining whether computer software is internal-use software and on accounting for the proceeds of computer software originally developed or obtained for internal use and then subsequently sold to the public. It also provides guidance on capitalization of the losses incurred for computer software developed or obtained for internal use. The Company has not yet determined the impact, if any, of adopting this statement. The disclosures prescribed by SOP 98-1 will be effective for the year ending March 31, 2000 consolidated financial statements.

                        MICROWARE SYSTEMS CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING INFORMATION IS SUBJECT TO UNCERTAINTY
This discussion and analysis of the Company's financial condition and results of operations includes forward-looking statements that involve risk and uncertainty, including management's expectations for fiscal 1999 and known trends and uncertainties in the business. Actual future results and trends may differ materially depending on a variety of factors, including the volume and timing of orders received during the quarter, the timing and acceptance of new products and product enhancements by the Company or its competitors, changes in pricing, product life cycles, seasonality of customer buying patterns, the existence of product errors, extraordinary events, such as litigation or acquisition, including related charges, and economic conditions generally or in various geographic areas. All of the foregoing factors, and others not mentioned, make operating results difficult to forecast. The Company's operating results have varied significantly from quarter to quarter in the past, and the future operating results of the Company may fluctuate as a result of the above and other risk factors detailed in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998 and other documents filed by the Company with the Securities and Exchange Commission. Due to all of the foregoing factors, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as an indication of future performance. In prior years, the Company's actual financial performance has not always met market expectations. It is likely that, in some future quarter, the Company's financial performance will again fall below market expectations.

OVERVIEW
Microware develops, markets and supports sophisticated real-time operating system software and development tools for the traditional embedded, communications and consumer products markets. Microware's product line is built around the OS-9 family of real-time operating systems for advanced 16-bit and 32-bit microprocessors. The Company's OS-9 product family includes options for programming languages, networking, graphical interfaces and productivity tools.

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

A key element of the Company's long-term strategy is to develop product which can be embedded into successful, high volume customer products; thereby significantly increasing license run-time royalty fees. Any increase in the percentage of revenues attributable to license run-time royalties will depend on the Company's successful negotiation of license run-time royalties and on the successful commercialization by the Company's customer of the underlying product. Recently, the Company has been negatively impacted by target markets, such as cellular phones, two-way paging, personal Internet devices and digital and interactive television emerging much slower than anticipated. In addition, there can be no assurances that the Company will be successful when the markets, for which the Company products are targeted, emerge. In an effort to lessen the variability of its quarterly operating results and attain profitability, the Company substantially increased its emphasis on the traditional embedded and communications markets in the past year. While the Company believes all these markets present significant opportunities for growth, this change in market emphasis, along with the Company's continued involvement on emerging consumer products markets whose development is uncertain, exposes the Company's business to significant risks and uncertainties.

The Company has entered into software license and custom contract engineering agreements with Motorola to provide or develop various software solutions. Motorola has maintained a significant equity position in the Company since July 1995. Product revenues of approximately $10,000 and $1,260,000 resulted from such agreements in the first quarter of fiscal 1998 and 1999, respectively. Services revenues of approximately $315,000 and $540,000 resulted from custom contract engineering services for Motorola in the first quarters of fiscal 1998 and 1999, respectively. These revenues relate to products under development which Motorola has not yet begun to distribute. The Company believes that all transactions with Motorola have been, and the Company's Board of Directors has adopted a policy stating that any future transactions with significant equity owners will be, on terms which are considered to be no less favorable to the Company than those obtained in arm's length transactions with unaffiliated third parties.

RESULTS OF OPERATIONS

First Quarter of Fiscal 1999 Compared to the First Quarter of Fiscal 1998

Revenues

Total revenues increased 28% or $1.1 million from $4.1 million in the first quarter of fiscal 1998 to $5.2 million in the first quarter of fiscal 1999. Product revenues increased 33% or $889,000 from $2.7 million in the first quarter of fiscal 1998 to $3.6 million in the first quarter of fiscal 1999. The increase in product revenues between periods resulted from an increase in non-refundable prepaid royalties from Motorola for the Company's Digital Television and Java product offerings. Services revenues increased 18% or $243,000 from $1.4 million in the first quarter of fiscal 1998 to $1.6 million in the first quarter of fiscal 1999. The increase in services revenues from the first quarter of fiscal 1998 to the same period in fiscal 1999 resulted from an increase in funded development, principally from Motorola, of advanced processor ports.

International revenues represented 53% or $2.2 million and 44% or $2.3 of total revenues in the first quarter of fiscal 1998 and 1999, respectively. The decrease in international revenues as a percentage of total revenues between periods was due to a decline of $343,000 from the Company's operations in Japan. The decline in revenues from Japan resulted primarily from a decrease in funded porting and custom services work compounded by the increased strength of the U.S. dollar against the Japanese yen. The reduction in revenues from the Company's operations in Japan were offset by an increase of $454,000 in revenues from the Company's operations in Europe. The increase in Europe resulted from an increase in OEM license sales. The Company expects international sales to continue to represent a significant portion of its revenues, although the percentage may fluctuate significantly from period to period. In Europe and Japan, revenues and expenses are primarily denominated in local currencies. The Company's operating and pricing strategies take into account changes in exchange rates over time, however, the Company's results of operations may be significantly affected in the short-term by fluctuations in foreign currency exchange rates.

Cost of Revenues

Cost of revenues totaled $1.3 million for both the first quarters of fiscal 1998 and 1999. As a percentage of product revenues, cost of product revenues decreased from 21% in the first quarter of fiscal 1998 to 17% in the first quarter of fiscal 1999, primarily as a result of the increased product revenues between periods. As a percentage of services revenues, cost of services revenues decreased from 51% in the first quarter of fiscal 1998 to 44% in the first quarter of fiscal 1999. This decrease resulted from higher margin custom contract work being performed in the first quarter of fiscal 1999 as compared to the first quarter of fiscal 1998.

Research and Development

Research and development expense decreased 8% or $143,000 from $1.9 million in the first quarter of fiscal 1998 to $1.7 million in the first quarter of fiscal 1999. The decrease in overall dollars between periods resulted primarily from a decrease in personnel partially offset by increased salary and purchased software maintenance costs.

Sales and Marketing

Sales and marketing expense increased 12% or $302,000 from $2.5 million in the first quarter of fiscal 1998 to $2.8 million in the first quarter of fiscal 1999. The increase in sales and marketing expense from the first quarter of fiscal 1998 to the first quarter of fiscal 1999 resulted primarily from the overall increase in revenues between periods. As a percentage of revenues, sales and marketing expense decreased 7% from the first quarter of fiscal 1998 to the first quarter of fiscal 1999. Additionally the Company increased advertising and trade-show related costs in Japan by approximately $110,000 between periods. The Company expects to continue investing in sales and marketing over the remainder of fiscal 1999 to expand its sales force and customer base and to introduce new products.

General and Administrative Expense

General and administrative expenses decreased 16% or $127,000 from $780,000 to $653,000 in the first quarters of fiscal 1997 and 1998, respectively. The decrease in general and administrative expenses between periods primarily resulted from a reduction in relocation and recruiting fees which were partially offset by increased salary and personnel costs.

Other Income (Expense)

Other income (expense) decreased from $178,000 to ($5,000) in the first quarters of fiscal 1998 and 1999, respectively. Overall, the decrease is attributable to a reduction in interest income due to cash used in operations along with an increase in interest expense related to the Company's long-term debt on its new headquarters facility.

Liquidity and Capital Resources

At June 30, 1998, the Company had working capital of $13.2 million and approximately $11.2 million in cash, cash equivalents and short-term investments.

Net cash used in operating activities in the first three months of fiscal 1998 and 1999 totaled $1.3 million and $2.0 million, respectively. In the first three months of fiscal 1998, the net loss of $2.2 million and an increase in other assets of $1.1 million were partially offset by a decrease in trade receivables of $2.4 million. The increase in other assets was due primarily to additional purchases of third party software to be bundled with the Company's software products. The net loss of $1.4 million along with the reduction in accrued expenses of $550,000 were the primary reason for the cash used in operations in the first three months of fiscal 1999.

Net cash provided by (used in) investing activities in the first three months of fiscal 1998 and 1999 totaled ($4.8) million and $1.5 million, respectively. Uses of cash in the first quarter of fiscal 1998 resulted from construction expenditures made on the Company's new headquarters facility along with net purchases of short-term investments. Cash provided from investing activities during the first quarter of fiscal 1999 resulted from maturaties of short-term investments of $2.0 million offset by capital expenditures of $440,000.

Net cash provided by financing activities in the first three months of fiscal 1998 and 1999 totaled $1.8 million and $26,000, respectively.
The cash provided by financing activities in the first quarter of fiscal 1998 resulted primarily from proceeds received on the Company's construction loan for it new headquarters facility.

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

"Euro" Issues

The Economic and Monetary Union ("EMU") and the introduction of a new currency (the "Euro"), will begin in Europe on January 1, 1999. The new currency enables the European Union ("EU") to blend the economies of EU's member states into one large market with unrestricted and unencumbered trade and commerce across borders. Eleven European countries are expected to participate in the first membership wave, including the Netherlands, Belgium, Luxembourg, Germany, France, Ireland, Finland, Austria, Italy, Spain and Portugal. Other member states are expected to join in the years to come. The Company has begun to evaluate the impact of the introduction of the new currency but has not determined the impact, if any, on the Company's financial position, results of operations or cash flows.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Not Applicable

PART II - OTHER INFORMATION

ITEM 5.  OTHER INFORMATION.

         a) Subsequent to the end of the fiscal quarter ended June 30, 1998, the Company accepted the resignation of an executive vice president, Kent R. Kelderman, who had been serving as the Company's Chief Financial Officer. Following Mr. Kelderman's resignation, the Board of Directors appointed
             M. Denis Connaghan, the Company's Chief Operating Officer, to be acting Chief Financial Officer.

         b) The Securities and Exchange Commission has recently amended Rules 14a-4 and 14a-5 promulgated under the Securities Exchange Act of 1934, as amended (the "1934 Act"), in respect of the Company's exercise of discretionary voting authority in connection with annual shareholder meetings, and in particular with respect to matters not submitted under the Shareholder Proposal rule set forth in Rule 14a-8 under the 1934 Act.

             Under the amended Rules, a company is permitted discretionary voting authority in those instances in which the company did not have notice of the matter by a date more than 45 days before the month and day in the current year corresponding to the date on which the company first mailed its proxy materials for the prior year's annual meeting of shareholders, or by a date established by an overriding advance notice provision in a company's articles of incorporation or bylaws. The Company has not implemented such an advance notice provision. Accordingly, in connection with the 1999 Annual Meeting of Stockholders of the Company, the date after which notice of a stockholder proposal submitted outside the processes of Rule 14a-8 under the 1934 Act is considered untimely is June 8, 1999.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

        (a.) Exhibit 27 - Financial Data Schedule (EDGAR version only).

        (b.)  None.

        No other items.

SIGNATURE

Pursuant to the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

                      MICROWARE SYSTEMS CORPORATION

    Date: August 14, 1998  /s/ M. Denis Connaghan
                           -----------------------
                           M. Denis Connaghan
                           Chief Operating Officer &
                           Executive Vice President
                           (Acting Chief Financial Officer)