Form 10-Q
period 1998-09-30
MICROWARE SYSTEMS CORP
filed 1998-11-13
CIK 1003383

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1998

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

                 1500 N.W. 118TH STREET. DES MOINES, IOWA 50325
                     (Address of principal executive office)

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

                                Yes  X    No
                                    ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        COMMON STOCK: 14,639,242 SHARES OUTSTANDING AS OF SEPTEMBER 30, 1998


                                  1 of 16

                          MICROWARE SYSTEMS CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying financial information is unaudited but, in the opinion of management, reflects all adjustments (which include only normally recurring adjustments) necessary for a fair presentation of the results for the periods shown. The unaudited consolidated financial statements and analyses should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended March 31, 1998 included in the Annual Report on Form 10-K previously filed with the Securities and Exchange Commission.

The results for the quarter ended September 30, 1998 are not necessarily indicative of the results to be expected for the entire year.


                                  2 of 16

                          MICROWARE SYSTEMS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                   ($ in thousands, except per share amounts)

                                                           THREE MONTHS ENDED                SIX MONTHS ENDED
                                                              SEPTEMBER 30,                    SEPTEMBER 30,
                                                       -------------------------        -------------------------
                                                           1998           1997              1998           1997
                                                       -------------------------        -------------------------
REVENUES:
   Product                                             $    3,330      $   2,841         $   6,930      $   5,552
   Services                                                   868          1,437             2,479          2,805
                                                       ----------      ---------         ---------      ---------
                                                            4,198          4,278             9,409          8,357
                                                       ----------      ---------         ---------      ---------
COST OF REVENUES:
   Product                                                    661            577             1,283          1,155
   Services                                                   602            925             1,307          1,628
                                                       ----------     ----------         ---------      ---------
                                                            1,263          1,502             2,590          2,783
                                                       ----------     ----------         ---------      ---------

       GROSS PROFIT                                         2,935          2,776             6,819          5,574

OPERATING EXPENSES:
   Research & development                                   1,778          1,775             3,516          3,656
   Sales & marketing                                        2,807          2,225             5,572          4,688
   General & administrative                                 1,136          1,388             1,789          2,168
   Special charges                                              -            940                 -            940
                                                       ----------     ----------         ---------      ---------
       TOTAL OPERATING EXPENSES                             5,721          6,328            10,877         11,452
                                                       ----------     ----------         ---------      ---------

       OPERATING LOSS                                      (2,786)        (3,552)           (4,058)        (5,878)
                                                       ----------     ----------         ---------      ---------

OTHER INCOME (EXPENSE):
   Foreign currency gain (loss), net                          102            (78)               73            (91)
   Interest income                                            134            200               292            421
   Interest expense                                          (134)          (130)             (268)          (160)
                                                       ----------     ----------         ---------      ---------
                                                              102             (8)               97            170
                                                       ----------     ----------         ---------      ---------
       LOSS BEFORE INCOME TAX EXPENSE                      (2,684)        (3,560)           (3,961)        (5,708)
Income tax expense                                             79             26               190             60
                                                       ----------     ----------         ---------      ---------
       NET LOSS                                        $   (2,763)    $   (3,586)        $  (4,151)     $  (5,768)
                                                       ----------     ----------         ---------      ---------
                                                       ----------     ----------         ---------      ---------

BASIC LOSS PER SHARE                                   $    (0.19)    $    (0.25)        $   (0.28)     $   (0.40)
                                                       ----------     ----------         ---------      ---------
                                                       ----------     ----------         ---------      ---------

SHARES USED IN PER SHARE CALCULATION - BASIC               14,617         14,422            14,593         14,250
                                                       ----------     ----------         ---------      ---------
                                                       ----------     ----------         ---------      ---------

DILUTED LOSS PER SHARE                                 $    (0.19)    $    (0.25)        $  (0.28)      $   (0.40)
                                                       ----------     ----------         ---------      ---------
                                                       ----------     ----------         ---------      ---------

SHARES USED IN PER SHARE CALCULATION - DILUTED             14,617         14,422            14,593         14,250
                                                       ----------     ----------         ---------      ---------
                                                       ----------     ----------         ---------      ---------

See accompanying notes to consolidated financial statements.


                                  3 of 16

                          MICROWARE SYSTEMS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                   ($ in thousands, except per share amounts)

                               ASSETS                                September 30,
                                                                    1998 (unaudited)       March 31, 1998
                                                                    -----------------      ----------------
CURRENT ASSETS:
    Cash and cash equivalents                                           $   3,805              $   2,009
    Short-term investments                                                  5,684                 11,611
    Trade receivables, net of allowance for doubtful
      accounts of $387 and $502, respectively                               4,372                  4,064
    Income taxes receivable                                                     3                      6
    Inventories                                                                67                     66
    Prepaid royalties                                                         242                    370
    Prepaid expenses and other current assets                                 706                    780
    Deferred tax assets                                                       382                    465
                                                                    -----------------      ----------------
        TOTAL CURRENT ASSETS                                               15,261                 19,371

PROPERTY AND EQUIPMENT:
    Land and improvements                                                   2,529                  2,529
    Building                                                                8,426                  8,426
    Furniture, fixtures & equipment                                         3,604                  3,264
    Research and development equipment                                      2,699                  2,570
    Leasehold improvements                                                     52                     50
                                                                    -----------------      ----------------
                                                                           17,310                 16,839
    Accumulated depreciation and amortization                               3,680                  3,176
                                                                    -----------------      ----------------
        NET PROPERTY AND EQUIPMENT                                         13,630                 13,663

OTHER ASSETS:
    Intangible assets, net of amortization                                  2,700                  3,050
    Deposits and other                                                      1,411                  1,415
                                                                    -----------------      ----------------
        TOTAL OTHER ASSETS                                                  4,111                  4,465
                                                                    -----------------      ----------------
                                                                        $  33,002              $  37,499
                                                                    -----------------      ----------------
                                                                    -----------------      ----------------


                                  4 of 16

                          MICROWARE SYSTEMS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (Continued)

                             LIABILITIES                              September 30,
                                                                          1998
                                                                       (unaudited)         March 31, 1998
                                                                     ----------------     -----------------
CURRENT LIABILITIES:
    Notes payable to banks                                              $     293            $     300
    Current portion of long-term debt                                          68                   66
    Accounts payable                                                          851                1,386
    Accrued expenses                                                        2,275                2,317
    Deferred revenues                                                         824                  832
    Income taxes payable                                                      125                   56
                                                                     ----------------     -----------------
        TOTAL CURRENT LIABILITIES                                           4,436                4,957
Long-term debt, less current installments                                   6,883                6,918
Deferred income taxes                                                         349                  268
                                                                     ----------------     -----------------
        TOTAL LIABILITIES                                                  11,668               12,143
                                                                     ----------------     -----------------


                        SHAREHOLDERS' EQUITY
Series A preferred  stock, $14.71 par value; 340,000
    shares authorized; none issued or outstanding                               -                    -
Series I preferred  stock, no par value; 500,000 shares
    authorized; none issued or outstanding                                      -                    -
Common stock, voting, no par value;
    50,000,000 shares authorized; 14,864,342 and
    14,778,092 shares issued; 14,639,242 and 14,552,992
    shares outstanding                                                     36,830               36,735
Accumulated deficit                                                       (14,008)              (9,857)
Accumulated other comprehensive loss                                         (711)                (745)
                                                                     ----------------     -----------------
                                                                           22,111               26,133
Less cost of common shares acquired for the treasury,
    225,100 and 225,100 shares                                                777                  777
                                                                     ----------------     -----------------
        TOTAL SHAREHOLDERS' EQUITY                                         21,334               25,356
                                                                     ----------------     -----------------
                                                                        $  33,002            $  37,499
                                                                     ----------------     -----------------
                                                                     ----------------     -----------------

See accompanying notes to consolidated financial statements.


                                  5 of 16

                          MICROWARE SYSTEMS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                         SIX MONTHS ENDED SEPTEMBER 30,
                                                                     --------------------------------------
                                                                          1998                  1997
                                                                     ----------------     -----------------
                                                                               ($ in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                              $ (4,151)            $ (5,768)
       Adjustments to reconcile net loss to net cash used in
         operating activities:
         Depreciation and amortization                                      1,415                  825
         Write-off of intangible assets                                         -                  940
         Deferred income taxes                                                163                   52
       Change in assets and liabilities:
         Trade receivables, net                                              (204)               2,754
         Inventories                                                           (1)                  77
         Prepaid royalties                                                    127                 (211)
         Other current assets                                                  82                 (275)
         Income taxes receivable                                                3                   87
         Other assets                                                        (381)              (1,566)
         Accounts payable                                                    (537)              (1,058)
         Accrued expenses                                                     118                   52
         Deferred revenues                                                   (204)                  89
         Income taxes payable                                                  66                   21
                                                                     ----------------     -----------------
   NET CASH USED IN OPERATING ACTIVITIES                                   (3,504)              (3,891)
                                                                     ----------------     -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Capital expenditures                                                  (646)              (4,148)
       Purchase of short-term investments                                  (1,008)             (11,283)
       Maturities of short-term investments                                 6,935               14,093
                                                                     ----------------     -----------------
   NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                      5,281               (1,338)
                                                                     ----------------     -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on notes payable to banks and long-term debt
                                                                              (33)                (617)
   Proceeds from issuance of notes payable to banks and long-term
       debt                                                                     -                3,710
   Proceeds from issuance of common stock                                     100                  570
   Cost of issuance of common stock                                            (5)                 (47)
                                                                     ----------------     -----------------
   NET CASH PROVIDED BY FINANCING ACTIVITIES                                   62                3,616
                                                                     ----------------     -----------------

Effect of foreign currency exchange rate changes on cash                      (43)                  74
                                                                     ----------------     -----------------
 Net increase (decrease) in cash and cash equivalents                       1,796               (1,629)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                            2,009                6,758
                                                                     ----------------     -----------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $  3,805             $  5,129
                                                                     ----------------     -----------------
                                                                     ----------------     -----------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for interest                                                    $260             $    359
                                                                     ----------------     -----------------
                                                                     ----------------     -----------------
   Cash paid for taxes                                                        $26             $     23
                                                                     ----------------     -----------------
                                                                     ----------------     -----------------

See accompanying notes to consolidated financial statements.


                                  6 of 16

                          MICROWARE SYSTEMS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                (UNAUDITED)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In accordance with the rules and regulations of the Securities and Exchange Commission, the preceding unaudited financial statements omit or condense certain information and footnote disclosure normally required for complete financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (which include reclassifications and normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1998 and for all periods presented, have been made.

Certain amounts in the fiscal 1998 consolidated financial statements have been reclassified to conform to the fiscal 1999 presentation.

2.   REVENUE RECOGNITION

The Company has adopted the provisions of Statement of Position ("SOP") 97-2, "Software Revenue Recognition", as amended by SOP 98-4, "Deferral of the Effective Date of Certain Provisions of SOP 97-2", effective April 1, 1998. SOP 97-2 and SOP 98-4 provide guidance on recognizing revenue on software transactions and supercede SOP 91-1. The adoption of SOP 97-2 and SOP 98-4 did not have a significant impact on the Company's current licensing or revenue recognition practices. However, should the Company adopt new, or change its existing, licensing practices, the Company's revenue recognition practices may be subject to change to comply with the accounting guidance provided in SOP 97-2 and 98-4.

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

Comprehensive loss for the three and six months ended September 30, 1998 and 1997 is as follows:

                                                Three Months Ended            Six Months Ended
                                                   September 30,                September 30,
                                             --------------------------    ------------------------
                                                1998          1997            1998         1997
                                                ----          ----            ----         ----
Net loss                                       $(2,763)     $(3,586)        $(4,151)      $(5,768)
Foreign currency translation adjustment             21          (57)             34            81
                                               -------      -------         -------       -------
TOTAL COMPREHENSIVE LOSS                       $(2,742)     $(3,643)        $(4,117)      $(5,687)
                                               -------      -------         -------       -------
                                               -------      -------         -------       -------


                                  7 of 16

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

In April 1998, the American Institute of Certified Public Accountants issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". SOP 98-1 provides guidance for determining whether computer software is internal-use software and for accounting for the proceeds of computer software originally developed or obtained for internal use and then subsequently sold to the public. It also provides guidance on capitalization of the costs incurred for computer software developed or obtained for internal use. The Company has not yet determined the impact, if any, of adopting this statement. The disclosures prescribed by SOP 98-1 will be effective for the year ending March 31, 2000 consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING INFORMATION IS SUBJECT TO UNCERTAINTY
This discussion and analysis of the Company's financial condition and results of operations includes forward-looking statements that involve risk and uncertainty, including management's expectations for fiscal 1999, issues relating to Year 2000 disclosure and known trends and uncertainties in the business. Actual future results and trends may differ materially depending on a variety of factors, including the volume and timing of orders received during the quarter, the timing and acceptance of new products and product enhancements by the Company or its competitors, changes in pricing, product life cycles, seasonality of customer buying patterns, the existence of product errors, extraordinary events, such as litigation or acquisition, including related charges, and economic conditions generally or in various geographic areas. All of the foregoing factors, and others not mentioned, make operating results difficult to forecast. The Company's operating results have varied significantly from quarter to quarter in the past, and the future operating results of the Company may fluctuate as a result of the above and other risk factors detailed in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998 and other documents filed by the Company with the Securities and Exchange Commission. Due to all of the foregoing factors, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as an indication of future performance. In prior years, the Company's actual financial performance has not always met market expectations. It is likely that, in some future quarter, the Company's financial performance will again fall below market expectations.

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


                                  8 of 16

A key element of the Company's long-term strategy is to develop products that can be embedded into successful, high volume customer products thereby significantly increasing license run-time royalty fees. Any increase in the percentage of revenues attributable to license run-time royalties will depend on the Company's successful negotiation of run-time royalty arrangements and on the successful commercialization by the Company's customer of the underlying product. Recently, the Company has been negatively impacted by target markets, such as cellular phones, two-way paging, personal Internet devices and digital and interactive television, emerging much slower than anticipated. In addition, there can be no assurances that the Company will be successful when the markets, for which the Company's products are targeted, emerge. In an effort to lessen the variability of its quarterly operating results and attain profitability, the Company has substantially increased its emphasis on the traditional embedded and communications markets in the past year. While the Company believes all these markets present significant opportunities for growth, this change in market emphasis, along with the Company's continued involvement in emerging consumer products markets whose development is uncertain, exposes the Company's business to significant risks and uncertainties.

The Company has entered into software license and custom contract engineering agreements with Motorola, Inc. (Motorola) to provide or develop various software solutions. Motorola has maintained a significant equity position in the Company since July 1995. Product revenues of approximately $50,000 and $1,340,000 resulted from such agreements in the first six months of fiscal 1998 and 1999, respectively. Services revenues of approximately $435,000 and $730,000 resulted from custom contract engineering services for Motorola in the first six months of fiscal 1998 and 1999, respectively. A portion of these revenues relates to products under development which Motorola has not yet begun to distribute. The Company believes that all transactions with Motorola have been, and the Company's Board of Directors has adopted a policy stating that any future transactions with significant equity owners will be, on terms which are considered to be no less favorable to the Company than those obtained in arm's length transactions with unaffiliated third parties.

RESULTS OF OPERATIONS

SECOND QUARTER OF FISCAL 1999 COMPARED TO THE SECOND QUARTER OF FISCAL 1998

REVENUES

Total revenues decreased 2% or $80,000 from $4.3 million in the second quarter of fiscal 1998 to $4.2 million in the second quarter of fiscal 1999. Product revenues increased 17% or $489,000 from $2.8 million in the second quarter of fiscal 1998 to $3.3 million in the second quarter of fiscal 1999. The increase in product revenues between periods resulted primarily from an increase in DAVID distribution license fees received from existing customers. Services revenues decreased 40% or $569,000 from $1.4 million in the second quarter of fiscal 1998 to $868,000 in the second quarter of fiscal 1999. During the second quarter of fiscal 1999 the Company reorganized its professional services group. The decrease in services revenues resulted from lower margin work being performed in the second quarter of fiscal 1999 as compared to the second quarter of fiscal 1998. In addition, during the second quarter of fiscal 1999 the Company supported certain customer product launching efforts for which, in some cases, no revenue was recognizable, but which the Company hopes will lead to future revenues.

International revenues represented 63% or $2.7 million and 57% or $2.4 million of total revenues in the second quarter of fiscal 1998 and 1999, respectively. The decrease in international revenues as a percentage of total revenues between periods was due to a decline of $533,000 from the Company's operations in Japan. The decline in revenues from Japan resulted primarily from a decrease in funded porting and custom services work, compounded by the increased strength of the U.S. Dollar against the Japanese Yen. The reduction in revenues from the Company's operations in Japan was offset, in part, by an increase of $248,000 in revenues from the Company's operations in Europe. The increase in revenues from Europe resulted from an increase in OEM license sales. The Company expects international sales to continue to represent a significant portion of its revenues, although the percentage may fluctuate significantly from period to period. In Europe and Japan, revenues and expenses are primarily denominated in local currencies. The Company's operating and pricing strategies take into account changes in exchange rates over time, however, the Company's results of operations may be significantly affected in the short-term by fluctuations in foreign currency exchange rates.


                                  9 of 16

COST OF REVENUES

Cost of revenues decreased 16% or $239,000 from $1.5 million in the second quarter of fiscal 1998 to $1.3 million in the second quarter of fiscal 1999. As a percentage of product revenues, the cost of product revenues was 20% for both the second quarters of fiscal 1998 and 1999. The increase in real dollars was principally due to an increase in the amortization of prepaid royalties. Cost of services revenues decreased 35% or $323,000 from the second quarter of fiscal 1998 to the second quarter of fiscal 1999, but increased as a percentage of services revenues from 64% in the second quarter of fiscal 1998 to 69% in the second quarter of fiscal 1999. The reduction in gross margin on services work primarily resulted from reduced volume and lower margin work being performed in the second quarter of fiscal 1999 as compared to the second quarter of fiscal 1998. In addition, the Company supported certain customer product launching efforts for which, in some cases, no revenue was recognizable, but which the Company hopes will lead to future revenues

RESEARCH AND DEVELOPMENT

Research and development expense totaled $1.8 million for both the second quarters of fiscal 1998 and 1999. Research and development expense fell due to reductions in engineering staff, however these reductions were offset by increases in software support, depreciation on building and equipment, and consulting services utilized by the Company between periods.

SALES AND MARKETING

Sales and marketing expense increased 26% or $582,000 from $2.2 million in the second quarter of fiscal 1998 to $2.8 million in the second quarter of fiscal 1999. The increase in sales and marketing expense between the periods was primarily due to an increase in salaries and related costs resulting from personnel increases in the Company's direct sales force. Commission expense also increased as a result of the increase in product sales between periods. The Company has continued to experience turnover in its sales personnel, which has had, and may continue to have, an interim adverse affect on the operations of the Company. While the Company has made significant progress in filling sales positions as turnover occurs, the costs of training and recruiting new sales personnel remains substantial.

GENERAL AND ADMINISTRATIVE EXPENSE

General and administrative expenses decreased 18% or $252,000 from $1.4 million to $1.1 million in the second quarters of fiscal 1998 and 1999, respectively. The decrease resulted from a reduction in costs stemming from organizational changes made in the Company's operations. Included in general and administrative charges for the three month period ended September 30, 1997 were severance and related benefits of $170,000, costs of moving to the Company's new headquarters facility of $80,000 and recruiting and relocation costs associated with the hiring of new executive management personnel of approximately $260,000. Included in general and administrative charges in the three-month period ended September 30, 1998 were severance and related benefits of $190,000 and relocation costs associated with the hiring of key management personnel of $105,000.

OTHER INCOME (EXPENSE)

Other income (expense) increased from ($8,000) to $102,000 in the second quarters of fiscal 1998 and 1999, respectively. Overall, the increase is attributable to an increase in foreign exchange gains resulting primarily from the strengthening of the Japanese Yen against the U.S. Dollar and the U.S. Dollar against the German Mark. Offsetting the increase in foreign exchange gains was a reduction in interest income due to cash used in operations.


                                  10 of 16

SIX MONTHS YEAR-TO-DATE OF FISCAL 1999 COMPARED TO SIX MONTHS YEAR-TO-DATE OF FISCAL 1998

REVENUES

Total revenues increased 13% or $1.0 million from $8.4 million for the six-month period ended September 30, 1997 to $9.4 million for the six-month period ended September 30, 1998. Product revenues increased 25% or $1.4 million from $5.5 million for the six month period ended September 30, 1997 to $6.9 for the six month period ended September 30, 1998. The increase in product revenues was due to an increase in DAVID and Java distribution license and non-refundable prepaid royalty fees. Services revenues decreased 12% or $326,000 from $2.8 million for the six-month period ended September 30, 1997 to $2.5 million for the six-month period ended September 30, 1998. The decrease in services revenues between periods primarily resulted from smaller, lower margin work being performed in the second quarter of fiscal 1999 as compared to the second quarter of fiscal 1998. In addition, the Company supported certain customer product launching efforts for which, in some cases, no revenue was recognizable, but which the Company hopes will lead to future revenues

COST OF REVENUES

Total cost of revenues decreased 7% or $193,000 from $2.8 million for the six-month period ended September 30, 1997 to 2.6 million for the six-month period ended September 30, 1998. As a percentage of product revenues, cost of product revenues decreased from 21% for the six month period ended September 30, 1997 to 19% for the six month period ended September 30, 1998. The percentage decrease resulted from the increase in product revenues partially offset by increased amortization of purchased software and third party royalty expense between periods. As a percentage of services revenues, cost of services revenues decreased from 58% for the six month period ended September 30, 1997 to 53% for the six month period ended September 30, 1998. The percentage decrease between periods resulted from high margin custom contract work being performed during the first three months of fiscal 1999.

RESEARCH AND DEVELOPMENT

Research and development expense decreased 4% or $140,000 from $3.7 million for the six-month period ended September 30, 1997 to $3.5 million for the six-month period ended September 30, 1998. Research and development expense fell due to reductions in engineering staff, however, these reductions were offset by increases in software support, depreciation on building and equipment, and consulting services utilized by the Company between periods.

SALES AND MARKETING

Selling and marketing expense increased 19% or $884,000 from $4.7 million to $5.6 million in the six months ended September 30, 1997 and 1998, respectively. The overall increase in selling and marketing expense was primarily due to an increase in salaries and related costs resulting from an increase in the Company's U.S. direct sales force. Commission expense also increased as a result of the increase in product sales between periods. The Company has continued to experience turnover in its sales personnel, which has had, and may continue to have, an interim adverse affect on the operations of the Company. While the Company has made significant progress in filling sales positions as turnover occurs, the costs of training and recruiting new sales personnel remains substantial.

GENERAL AND ADMINISTRATIVE EXPENSE

General and administrative expenses decreased 17% or $379,000 from $2.2 million for the six-month period ended September 30, 1997 to $1.8 million for the six-month period ended September 30, 1998. The decrease resulted from a reduction in costs stemming from organizational changes made in the Company's operations. Included in general and administrative charges for the six month period ended September 30, 1997 were severance and related benefits of $175,000, costs of moving to the Company's new headquarters facility of $80,000 and recruiting and relocation costs associated with the hiring of new executive management personnel of approximately $330,000.


                                  11 of 16

Included in general and administrative charges in the six-month period ended September 30, 1998 were severance and related benefits of $190,000 and relocation costs associated with the hiring of key management personnel of $105,000.

SPECIAL CHARGES

For the six month period ended September 30, 1997, the Company determined that due to revised estimates of the marketability of certain products under development, a special charge of $940,000 was appropriate to more adequately reflect the residual value of certain intangible assets. Included in this charge was approximately $566,000 of deferred development costs in the form of prepaid royalties, approximately $202,000 relating to goodwill associated with Micromall, Inc., an inactive wholly owned subsidiary of the Company, and approximately $172,000 relating to the write-off of previously capitalized purchased technology.

OTHER INCOME (EXPENSE)

Other income decreased $73,000 from $170,000 for the six month period ended September 30, 1997 to $97,000 for the six month period ended September 30, 1998. This decrease is attributable to a reduction of interest income due to cash used in operations and an increase in interest expense related to the Company's new headquarters facility offset by a favorable change in foreign currency exchange rates.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1998, the Company had working capital of $10.8 million and approximately $9.5 million in cash, cash equivalents and short-term investments as compared to $14.4 million in working capital and $13.6 million in cash, cash equivalents and short-term investments at March 31, 1998. Generally, the decreases in working capital, cash, cash equivalents and short-term investments resulted from the net loss of $4.2 million incurred during the first six months of fiscal 1999.

Net cash used in operating activities in the first six months of fiscal 1998 and 1999 totaled $3.9 million and $3.5 million, respectively. In the first six months of fiscal 1998, the net loss of $5.8 million, an increase in other assets of $1.6 million and a decrease in accounts payable of $1.1 million were partially offset by a decrease in trade receivables of $2.8 million. The increase in other assets was due primarily to additional purchases of third party software to be bundled with the Company's software products. The net loss of $4.2 million along with the reduction in accounts payable of $537,000 were the primary reasons for the cash being used in operations in the first six months of fiscal 1999.

Net cash provided by (used in) investing activities in the first six months of fiscal 1998 and 1999 totaled ($1.3) million and $5.3 million, respectively. Uses of cash in the first six months of fiscal 1998 resulted from construction expenditures made on the Company's new headquarters facility offset by net maturities of short-term investments. Cash provided from investing activities during the first six months of fiscal 1999 resulted from net maturaties of short-term investments of $5.9 million offset by capital expenditures of $646,000.

Net cash provided by financing activities in the first six months of fiscal 1998 and 1999 totaled $3.6 million and $62,000, respectively. The cash provided by financing activities in the first six months of fiscal 1998 resulted primarily from proceeds received on the Company's construction loan for it new headquarters facility.

The Company believes its existing cash and short-term investments along with other working capital will be sufficient to meet its operating and capital expenditure needs for at least the next 12 months.

"YEAR 2000" ISSUES

The Company is aware of the numerous issues associated with the programming code in existing computer systems as the year 2000 approaches. The "Year 2000" problem is pervasive and complex, as many computer systems will be affected in some way by the rollover of the two digit year value to 00. Systems that do not properly recognize such information may generate erroneous data or cause a system to fail. The "Year 2000" issue creates risk for the


                                  12 of 16

Company from unforeseen problems in its own computer systems and from third parties with whom the Company deals worldwide. Failures in the Company's and/or third party's computer systems could have a material adverse impact on the Company's operations. To address this concern, the Company has evaluated its products to assess their Year 2000 compliance. The Company believes that the most current release of all of its products will not cease to perform or generate incorrect or ambiguous data or results solely due to a change in date to or after January 1, 2000. The Company believes that the current versions of its products are in material compliance with Year 2000 requirements. While copies of old versions of the Company's software may be embedded in deployed products developed by OEM licensees, some of which may be used in mission critical functions, the Company has made commercially available Year 2000 upgrades to its past licensees, and believes that the term of its license agreements preclude any liability for Year 2000 related failures in such products. The Company is also currently in the process of evaluating its infrastructure along with its external suppliers for "Year 2000" compliance. Management believes its internal infrastructure and external suppliers used will be compliant by the year 2000. Management does not believe the costs related to achieving "Year 2000" compliance will be material. However, there can be no assurance that the systems of other companies on which the Company relies have been or will be accurately converted to be "Year 2000" compliant and will not have an adverse effect on the Company's operations.

"EURO" ISSUES

The Economic and Monetary Union ("EMU") and the introduction of a new currency (the "Euro"), will begin in Europe on January 1, 1999. The new currency intended to enable the European Union ("EU") to blend the economies of the EU's member states into one large market with unrestricted and unencumbered trade and commerce across borders. Eleven European countries are expected to participate in the first membership wave, comprising the Netherlands, Belgium, Luxembourg, Germany, France, Ireland, Finland, Austria, Italy, Spain and Portugal. Other member states are expected to join in the years to come. The Company continues to evaluate the impact of the introduction of the new currency and currently does not anticipate it will have a material adverse effect on the Company's financial position, results of operations or cash flows.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

VARIABILITY OF QUARTERLY OPERATING RESULTS

The Company has experienced significant operating losses for the past two fiscal years. While the Company has taken a number of measures to increase its revenues, decrease its operating expenses, and attain profitability, there can be no assurance that these measures will succeed or that the Company will become profitable. Furthermore, the Company's revenues and operating results have varied substantially from quarter to quarter, remain difficult to foresee due to the nature of the embedded systems market and the Company's business, and should not be relied upon as an indication of future performance. The Company believes its revenues may fluctuate from quarter to quarter depending upon such factors as new product introductions by the Company or others, seasonality of customer buying patterns, the Company's sales commission plan, renewals of product licenses by customers, product development expenses, changes in Company and competitors' pricing policies, the timing of significant orders, the mix of products sold, the mix of international versus domestic revenues, currency fluctuations, the existence of product errors and the hiring and training of additional staff. Furthermore, delays in closing product licensing transactions or in completion of custom contract engineering work during any quarter could cause quarterly revenues and net earnings for that quarter to fall below anticipated levels. The Company derives a significant portion of its revenues from a relatively small number of large account customers, therefore any delay in the consummation of business with this small number of customers could significantly impact the Company's quarterly performance. The majority of the Company's revenues in a quarter has been historically derived from orders received in the last month of that quarter, which makes the Company's financial performance more susceptible to an unexpected downturn in business and makes quarterly results difficult to forecast. In addition, the Company's expense levels are based on present expectations of future revenue levels, and a shortfall in revenues could result in a disproportionate decrease in the Company's net earnings. As the markets in which the Company competes mature and as new and existing companies compete for customers, price competition is likely to intensify and such competition could adversely affect quarterly operating results. Variations in product mix may also affect gross profit margin percentages. Therefore, although the Company's revenues and gross profit in any period may increase in absolute terms, such an increase may result in lower gross profit margin percentages.


                                  13 of 16

MARKET RISKS

The Company has invested substantial resources in the development of certain emerging markets, in particular the digital television and wireless and Internet communications devices markets. While the Company has achieved a substantial number of OEM licenses in these markets and a number of the devices are currently in commercial deployment, these markets remain at an early stage and are increasingly competitive, and there can be no assurance that the Company will receive substantial revenues or earnings from products or services in these markets.

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

ABILITY TO KEEP PACE WITH COMPETITION AND RAPID TECHNOLOGY CHANGE

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

RISKS ASSOCIATED WITH PRODUCT DEVELOPMENT AND TRANSITIONS

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

COMPETITION

The Company has attracted substantial competition in its targeted markets. Many of the Company's traditional competitors have grown substantially as a result of successful exploitation of growth in the embedded systems market, and in some cases have expanded their businesses in a manner which competes more directly with the Company. Microsoft Corporation has devoted substantial resources to the development of the embedded operating system business with its Windows CE product, which is attempting to capture a significant market share in the handheld computer market. Sun Microsystems, Inc. has developed an embedded operating system product called JavaOS which it markets together with its Java technology, and has made a number of business and technology acquisitions in the past fiscal year related to the development of its embedded systems business. There can be no assurance the Company will be able to successfully attain new market share or even maintain its existing market share in this increasingly competitive market.

ATTRACTION AND RETENTION OF QUALIFIED PERSONNEL


                                  14 of 16

The Company's future performance depends to a significant degree upon the continued contributions of its key management, product development, marketing and sales personnel, many of whom have joined the Company recently. The Company has experienced significant turnover in personnel during the past 18 months, much of which was initiated by the Company. The Company's ability to execute its market strategy will depend to a large degree upon its ability to integrate new personnel into the Company. Competition for qualified personnel throughout the software industry is intense and there can be no assurance that the Company will be successful in attracting and retaining such personnel.

INTERNATIONAL OPERATIONS

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

DEPENDENCE ON PROPRIETARY TECHNOLOGY AND RISK OF TECHNOLOGY LITIGATION

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Not Applicable

PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Annual Meeting of Shareholders of the Company was held on September 8, 1998. More than 91 percent of the holders of the Company's Common Stock were represented at the meeting. Three issues were presented for consideration at the meeting and were approved by the shareholders; 1) the election of three Class III Directors to hold office until the 2001 Annual Meeting; 2) the amendment of the Company's 1995 Stock Option Plan to authorize the issuance of an additional 350,000 shares under the plan; and 3) the ratification of the selection of KPMG Peat Marwick LLP as independent public accountants of the Company for the fiscal year ending March 31, 1999. The results were as follows:


1.    Election of Class III Directors
      Shares Entitled to Vote                    Votes at Meeting
      -----------------------                    ----------------
          14,584,692                                13,276,988


          Name                          For           Withhold Authority
          ----                       ----------       ------------------
          Arthur Don                 13,143,856       133,132
          Dennis E. Young            13,155,179       121,809


2.    Proposal to Amend the Company's 1995 Stock Option Plan

            For                      Against          Abstain         Broker Non-vote
        -----------------           ----------        -------         ---------------
         12,506,662                  734,139           36,187               -0-


                                  15 of 16


3.    Ratification of Selection of KPMG Peat Marwick LLP as Independent
      Public Accountants

            For             Against           Abstain           Broker Non-vote
        ------------        -------           -------           ---------------
         13,222,152          39,369           17,467                  -0-

ITEM 5. OTHER INFORMATION

      (a.) On August 31, 1998, the Company announced that George E. Leonard has been appointed chief financial officer effective August 31, 1998. Mr. Leonard most recently served as vice president of finance and chief financial officer of Western Pacific Airlines, Inc. where he was responsible for leading all financial aspects of the $300 million organization. He directed the efforts of general and revenue accounting, aircraft acquisition and financing projects, risk management, treasury and investment functions, financial reporting and contract negotiation.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

      (a.)  Exhibit 27 - Financial Data Schedule (EDGAR version only).

      (b.)  None.

      No other items.

SIGNATURE

Pursuant to the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

                       MICROWARE SYSTEMS CORPORATION

        Date: November 14, 1998            /s/ George E. Leonard
                                           ---------------------
                                           Goerge E. Leonard
                                           Executive Vice President,
                                           Chief Financial Officer,
                                           Treasurer and Assistant Secretary


        Date: November 14, 1998            /s/ Kent E. Thompson
                                           -------------------
                                           Kent E. Thompson
                                           Chief Accounting Officer,
                                           Corporate Controller and
                                           Assistant Treasurer



                                  16 of 16