Form 10-Q
period 1998-12-31
MICROWARE SYSTEMS CORP
filed 1999-02-12
CIK 1003383

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 1998

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

       COMMON STOCK: 14,846,392 SHARES OUTSTANDING AS OF DECEMBER 31, 1998


                                    1 of 15

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

The results for the quarter ended December 31, 1998 are not necessarily indicative of the results to be expected for the entire year.





                                    2 of 15

                          MICROWARE SYSTEMS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                   ($ in thousands, except per share amounts)

                                                               Three Months Ended          Nine Months Ended
                                                                  December 31,                December 31,
                                                              --------------------        --------------------
                                                               1998         1997           1998         1997
                                                              -------      -------        -------      -------
REVENUES:
     Product                                                  $ 2,354      $ 2,936        $ 9,284      $ 8,488
     Services                                                   1,012        1,229          3,491        4,034
                                                              -------      -------        -------      -------
                                                                3,366        4,165         12,775       12,522
                                                              -------      -------        -------      -------
COST OF REVENUES:
     Product                                                      671          855          1,954        2,010
     Services                                                     525          661          1,832        2,289
                                                              -------      -------        -------      -------
                                                                1,196        1,516          3,786        4,299
                                                              -------      -------        -------      -------
         GROSS PROFIT                                           2,170        2,649          8,989        8,223

OPERATING EXPENSES:
     Research & development                                     1,615        1,849          5,131        5,505
     Sales & marketing                                          2,990        2,527          8,562        7,183
     General & administrative                                     936        1,253          2,725        3,453
     Special charges                                                -            -              -          940
                                                              -------      -------        -------      -------
         TOTAL OPERATING EXPENSES                               5,541        5,629         16,418       17,081
                                                              -------      -------        -------      -------
         OPERATING LOSS                                        (3,371)      (2,980)        (7,429)      (8,858)
                                                              -------      -------        -------      -------
OTHER INCOME (EXPENSE):
     Foreign currency gain (loss), net                            134           42            207          (49)
     Gain on sale of land and building, net                       140          215            140          215
     Interest income                                              111          178            403          599
     Interest expense                                            (131)        (184)          (399)        (344)
                                                              -------      -------        -------      -------
                                                                  254          251            351          421
                                                              -------      -------        -------      -------
           LOSS BEFORE INCOME TAX (BENEFIT) EXPENSE            (3,117)      (2,729)        (7,078)      (8,437)
Income tax (benefit) expense                                     (125)          16             65           76
                                                              -------      -------        -------      -------
           NET LOSS                                           $(2,992)     $(2,745)       $(7,143)     $(8,513)
                                                              -------      -------        -------      -------
                                                              -------      -------        -------      -------
BASIC LOSS PER SHARE                                          $ (0.20)     $ (0.19)       $ (0.49)     $ (0.59)
                                                              -------      -------        -------      -------
                                                              -------      -------        -------      -------
SHARES USED IN PER SHARE CALCULATION - BASIC                   14,762       14,508         14,650       14,327
                                                              -------      -------        -------      -------
                                                              -------      -------        -------      -------
DILUTED LOSS PER SHARE                                        $ (0.20)     $ (0.19)       $ (0.49)     $ (0.59)
                                                              -------      -------        -------      -------
                                                              -------      -------        -------      -------
SHARES USED IN PER SHARE CALCULATION - DILUTED                 14,762       14,508         14,650       14,327
                                                              -------      -------        -------      -------
                                                              -------      -------        -------      -------

See accompanying notes to consolidated financial statements.

                                    3 of 15

                          MICROWARE SYSTEMS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                   ($ in thousands, except per share amounts)

                                ASSETS                         December 31,
                                                                  1998            March 31,
                                                               (unaudited)          1998
                                                               ------------       ---------
CURRENT ASSETS:
        Cash and cash equivalents                                 $ 3,923          $ 2,009
        Short-term investments                                      5,637           11,611
        Trade receivables, net of allowance for doubtful
            accounts of $308 and $502, respectively                 3,042            4,064
        Income taxes receivable                                         3                6
        Inventories                                                    48               66
        Prepaid royalties                                             104              370
        Prepaid expenses and other current assets                     530              780
        Deferred tax assets                                           358              465
                                                               ------------       ---------
             TOTAL CURRENT ASSETS                                  13,645           19,371

PROPERTY AND EQUIPMENT:
        Land and improvements                                       2,004            2,529
        Building                                                    8,426            8,426
        Furniture, fixtures & equipment                             3,674            3,264
        Research and development equipment                          2,808            2,570
        Leasehold improvements                                         51               50
                                                               ------------       ---------
                                                                   16,963           16,839
        Accumulated depreciation and amortization                   4,096            3,176
                                                               ------------       ---------
             NET PROPERTY AND EQUIPMENT                            12,867           13,663

OTHER ASSETS:
        Intangible assets, net of amortization                      2,356            3,050
        Deposits and other                                            856            1,415
                                                               ------------       ---------
             TOTAL OTHER ASSETS                                     3,212            4,465
                                                               ------------       ---------
                                                                  $29,724          $37,499
                                                               ------------       ---------
                                                               ------------       ---------

                                    4 of 15

                          MICROWARE SYSTEMS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (Continued)

                             LIABILITIES                       December 31,
                                                                  1998            March 31,
                                                               (unaudited)          1998
                                                               ------------       ---------
CURRENT LIABILITIES:
        Notes payable to banks                                   $    261         $    300
        Current portion of long-term debt                              70               66
        Accounts payable                                              908            1,386
        Accrued expenses                                            2,160            2,317
        Deferred revenues                                             830              832
        Income taxes payable                                          143               56
                                                               ------------       ---------
             TOTAL CURRENT LIABILITIES                              4,372            4,957
Long-term debt, less current installments                           6,865            6,918
Deferred income taxes                                                 173              268
                                                               ------------       ---------
             TOTAL LIABILITIES                                     11,410           12,143
                                                               ------------       ---------

                         SHAREHOLDERS' EQUITY
Series A preferred  stock, $14.71 par value; 340,000 shares
     authorized; none issued or outstanding                             -                -
Series I preferred  stock, no par value; 500,000 shares
     authorized; none issued or outstanding                             -                -
Common stock, voting, no par value;
     50,000,000 shares authorized; 15,071,492 and
     14,778,092 shares issued; 14,846,392 and 14,552,992
     shares outstanding                                            36,898           36,735
Accumulated deficit                                               (17,000)          (9,857)
Accumulated other comprehensive loss                                 (807)            (745)
                                                               ------------       ---------
                                                                   29,091           26,133
Less cost of common shares acquired for the treasury,
     225,100 and 225,100 shares                                       777              777
                                                               ------------       ---------
              TOTAL SHAREHOLDERS' EQUITY                           18,314           25,356
                                                               ------------       ---------
                                                                 $ 29,724         $ 37,499
                                                               ------------       ---------
                                                               ------------       ---------

See accompanying notes to consolidated financial statements.

                                    5 of 15

                          MICROWARE SYSTEMS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                   Nine Months Ended
                                                                                      December 31,
                                                                              ----------------------------
                                                                                 1998               1997
                                                                              ---------          ---------
                                                                                    ($ in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                 $ (7,143)          $ (8,513)
         Adjustments to reconcile net loss to net cash used in
           operating activities:
           Depreciation and amortization                                         2,159              1,657
           Write-off of intangible assets                                            -                940
           Gain on disposal of assets                                             (140)              (204)
           Deferred income taxes                                                    10                 26
         Change in assets and liabilities:
           Trade receivables, net                                                1,165              3,224
           Inventories                                                              17                 22
           Prepaid royalties                                                       267               (135)
           Other current assets                                                    263               (367)
           Income taxes receivable                                                   3                 87
           Other assets                                                            262             (2,623)
           Accounts payable                                                       (528)            (1,129)
           Accrued expenses                                                        (24)              (323)
           Deferred revenues                                                      (230)              (217)
           Income taxes payable                                                     79                 27
                                                                              ---------          ---------
     NET CASH USED IN OPERATING ACTIVITIES                                      (3,840)            (7,528)
                                                                              ---------          ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
         Capital expenditures                                                     (759)            (4,317)
         Purchase of short-term investments                                     (5,982)           (12,758)
         Maturities of short-term investments                                   11,956             22,434
         Proceeds from sale of land and building, net                              665              1,641
                                                                              ---------          ---------
     NET CASH PROVIDED BY INVESTING ACTIVITIES                                   5,880              7,000
                                                                              ---------          ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments on notes payable to banks and long-term debt
                                                                                  (125)           (11,782)
     Proceeds from issuance of notes payable to banks and long-term
         debt                                                                        -             10,706
     Proceeds from issuance of common stock                                        175                606
     Cost of issuance of common stock                                              (13)               (49)
                                                                              ---------          ---------
      NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                           37               (519)
                                                                              ---------          ---------
Effect of foreign currency exchange rate changes on cash                          (163)                38
                                                                              ---------          ---------
   Net increase (decrease) in cash and cash equivalents                          1,914             (1,009)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                 2,009              6,758
                                                                              ---------          ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $  3,923           $  5,749
                                                                              ---------          ---------
                                                                              ---------          ---------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid for interest                                                   $    395           $    554
                                                                              ---------          ---------
                                                                              ---------          ---------
     Cash paid for taxes                                                      $     41           $     13
                                                                              ---------          ---------
                                                                              ---------          ---------

See accompanying notes to consolidated financial statements

                                    6 of 15

                          MICROWARE SYSTEMS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 1998 AND 1997
                                   (UNAUDITED)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In accordance with the rules and regulations of the Securities and Exchange Commission, the preceding unaudited financial statements omit or condense certain information and footnote disclosure normally required for complete financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (which include reclassifications and normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 1998 and for all periods presented, have been made.

Certain amounts in the fiscal 1998 consolidated financial statements have been reclassified to conform to the fiscal 1999 presentation.

2.   REVENUE RECOGNITION

The Company has adopted the provisions of Statement of Position ("SOP") 97-2, "Software Revenue Recognition", as amended by SOP 98-4, "Deferral of the Effective Date of Certain Provisions of SOP 97-2", effective April 1, 1998. SOP 97-2 and SOP 98-4 provide guidance on recognizing revenue on software transactions and supercede SOP 91-1. The adoption of SOP 97-2 and SOP 98-4 did not have a significant impact on the Company's current licensing or revenue recognition practices. However, should the Company adopt new, or change its existing, licensing practices, the Company's revenue recognition practices will comply with the accounting guidance provided in SOP 97-2 and 98-4.

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

Comprehensive loss for the three and nine months ended December 31, 1998 and 1997 is as follows:

                                                  Three Months Ended           Nine Months Ended
                                                     December 31,                December 31,
                                                 ---------------------     ---------------------
                                                   1998         1997         1998         1997
                                                   ----         ----         ----         ----
Net loss                                         $(2,992)     $(2,745)     $(7,143)     $(8,513)
Foreign currency translation adjustment              (96)         (75)         (62)           6
                                                 -------      -------      -------      -------
Total comprehensive loss                         $(3,088)     $(2,820)     $(7,205)     $(8,507)
                                                 -------      -------      -------      -------
                                                 -------      -------      -------      -------

                                    7 of 15

5.   RECENT ACCOUNTING PRONOUNCEMENTS

In June 1997, the FASB issued SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information". This statement establishes standards for reporting information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company does not anticipate the disclosures prescribed by SFAS No. 131 to significantly change the reporting disclosures for the Company's consolidated financial statements for the year ending March 31, 1999.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING INFORMATION IS SUBJECT TO UNCERTAINTY
This discussion and analysis of the Company's financial condition and results of operations includes forward-looking statements that involve risk and uncertainty, including management's expectations for fiscal 1999, issues relating to Year 2000 disclosure and known trends and uncertainties in the business. Actual future results and trends may differ materially depending on a variety of factors, including the volume and timing of orders received during the quarter, the timing and acceptance of new products and product enhancements by the Company or its competitors, changes in pricing, product life cycles, seasonality of customer buying patterns, the existence of product errors, extraordinary events, such as litigation or acquisition, including related charges, and economic conditions generally or in various geographic areas. All of the foregoing factors, and others not mentioned, make operating results difficult to forecast. The Company's operating results have varied significantly from quarter to quarter in the past, and the future operating results of the Company may fluctuate as a result of the above and other risk factors detailed in this document, the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998 and other documents filed by the Company with the Securities and Exchange Commission. Due to all of the foregoing factors, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as an indication of future performance. In prior years, the Company's actual financial performance has not always met market expectations and the Company recently has experienced substantial quarterly losses. It is likely that, in some future quarter, the Company's financial performance will again fall below market expectations.

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

                                    8 of 15

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

The Company has entered into software license and custom contract engineering agreements with Motorola, Inc. (Motorola) to provide or develop various software solutions. Motorola has maintained a significant equity position in the Company since July 1995. Product revenues of approximately $220,000 and $1,410,000 resulted from such agreements in the first nine months of fiscal 1998 and 1999, respectively. Services revenues of approximately $615,000 and $790,000 resulted from custom contract engineering services for Motorola in the first nine months of fiscal 1998 and 1999, respectively. A portion of these revenues relates to products under development which Motorola has not yet begun to distribute. The Company believes that all transactions with Motorola have been, and the Company's Board of Directors has adopted a policy stating that any future transactions with significant equity owners will be, on terms which are considered to be no less favorable to the Company than those obtained in arm's length transactions with unaffiliated third parties.

RESULTS OF OPERATIONS

THIRD QUARTER OF FISCAL 1999 COMPARED TO THE THIRD QUARTER OF FISCAL 1998

REVENUES

Total revenues decreased 19% or $799,000 from $4.2 million in the third quarter of fiscal 1998 to $3.4 million in the third quarter of fiscal 1999. Product revenues decreased 20% or $582,000 from $2.9 million in the third quarter of fiscal 1998 to $2.4 million in the third quarter of fiscal 1999. The decrease in product revenues between periods resulted primarily from a decrease in software license fees. Services revenues decreased 18% or $217,000 from $1.2 million in the third quarter of fiscal 1998 to $1.0 million in the third quarter of fiscal 1999. The decrease in services revenue between periods results principally from a reduction in the number of custom engineering projects.

International revenues represented 63% or $2.7 million and 75% or $2.5 million of total revenues in the third quarter of fiscal 1998 and 1999, respectively. The increase in international revenues as a percentage of total revenues between periods stemmed primarily from revenues from the Company's North American sales force falling below expectations. The Company expects international sales to continue to represent a significant portion of its revenues, although the percentage may fluctuate significantly from period to period. In Europe and Japan, revenues and expenses are primarily denominated in local currencies. The Company's operating and pricing strategies take into account changes in exchange rates over time. However, the Company's results of operations have been and may continue to be significantly affected in the short-term by fluctuations in foreign currency exchange rates.

COST OF REVENUES

Cost of revenues decreased 21% or $320,000 from $1.5 million in the third quarter of fiscal 1998 to $1.2 million in the third quarter of fiscal 1999. As a percentage of product revenues, the cost of product revenues was 29% for both the quarters.. The decrease in real dollars was principally due to a reduction in third party royalty costs. Cost of services revenues decreased 21% or $136,000 from the third quarter of fiscal 1998 to the third quarter of fiscal 1999, and decreased as a percentage of services revenues from 54% in the third quarter of fiscal 1998 to 52% in the

                                    9 of 15
third quarter of fiscal 1999. The improvement in gross margin on services work primarily resulted from the completion and closeout of a high margin large custom services contract during the third quarter of fiscal 1999.

RESEARCH AND DEVELOPMENT

Research and development expense decreased 13% or $234,000 from $1.8 million in the third quarter of fiscal 1998 to $1.6 million in the third quarter of fiscal 1999. Research and development expense fell due to reductions in engineering staff, however these reductions were partially offset by increases in third party software and support costs, depreciation on building and equipment, and consulting services utilized by the Company between periods. During the third quarter of fiscal 1999 Rebecca Duhaime, Vice President of Engineering, left the Company.

SALES AND MARKETING

Sales and marketing expense increased 18% or $463,000 from $2.5 million in the third quarter of fiscal 1998 to $3.0 million in the third quarter of fiscal 1999. The increase in sales and marketing expense between the periods was primarily due to an increase in third party sales and distribution costs along with an increase in trade show and promotional activity. The Company has continued to experience turnover in its sales personnel, which has had, and may continue to have, an interim adverse affect on the operations of the Company. While the Company has made significant progress in filling sales positions as turnover occurs, the costs of training and recruiting new sales personnel remains substantial. During the third quarter of fiscal 1999 Stephen Bashada, Vice President of Marketing, left the Company.

GENERAL AND ADMINISTRATIVE EXPENSE

General and administrative expenses decreased 25% or $317,000 from $1.3 million to $936,000 in the second quarters of fiscal 1998 and 1999, respectively. The decrease resulted from a reduction in costs stemming from organizational changes made in the Company's operations. Included in general and administrative charges for the three month period ended December 31, 1997 was approximately $400,000 of recruiting and relocation costs associated with the hiring of new executive management and sales personnel in the U.S. and Japan. Included in general and administrative charges in the three-month period ended December 31, 1998 were severance and related benefits of approximately $100,000.

OTHER INCOME (EXPENSE)

Other income increased from $251,000 to $254,000 in the third quarters of fiscal 1998 and 1999, respectively. Included in other income for the three month period ended December 31, 1997 was a $215,000 gain from the sale of the Company's former headquarters facility. Included in other income for the three month period ended December 31, 1998 was approximately $134,000 of foreign exchange gains resulting primarily from the strengthening of the Japanese Yen against the U.S. Dollar and the U.S. Dollar against the German Mark. Additionally, the Company sold two lots, which were purchased for the Company's new headquarters facility, resulting in a gain of $140,000. Interest income was reduced between periods due to cash used in operations.

NINE MONTHS YEAR-TO-DATE OF FISCAL 1999 COMPARED TO NINE MONTHS YEAR-TO-DATE OF FISCAL 1998

REVENUES

Total revenues increased 2% or $253,000 from $12.5 million for the nine-month period ended December 31, 1997 to $12.8 million for the nine-month period ended December 31, 1998. Product revenues increased 9% or $796,000 from $8.5 million for the nine-month period ended December 31, 1997 to $9.3 million for the nine-month period ended December 31, 1998. The increase in product revenues was due to an increase in DAVID and Java distribution license and non-refundable prepaid royalty fees. Services revenues decreased 13% or $543,000 from $4.0 million for the nine-month period ended December 31, 1997 to $3.5 million for the nine-month period ended December 31, 1998. The decrease in services revenues between periods primarily resulted from a reduction in custom contract work being performed in the first nine months of fiscal 1999 as compared to the first nine months of fiscal 1998. In addition, during the first nine months of fiscal 1999, the Company supported certain customer

                                    10 of 15
product launching efforts for which, in some cases, no revenue was recognizable, but which the Company hopes will lead to future revenues.

COST OF REVENUES

Total cost of revenues decreased 12% or $513,000 from $4.3 million for the nine-month period ended December 31, 1997 to $3.5 million for the nine-month period ended December 31, 1998. As a percentage of product revenues, cost of product revenues decreased from 24% for the nine-month period ended December 31, 1997 to 21% for the nine-month period ended December 31, 1998. The percentage decrease resulted from the overall increase in product revenues partially offset by increased amortization of purchased software and third party royalty expense between periods. As a percentage of services revenues, cost of services revenues decreased from 57% for the nine-month period ended December 31, 1997 to 52% for the nine-month period ended December 31, 1998. The percentage decrease between periods resulted primarily from high margin custom contract work being performed during the first three months of fiscal 1999.

RESEARCH AND DEVELOPMENT

Research and development expense decreased 7% or $374,000 from $5.5 million for the nine-month period ended December 31, 1997 to $5.1 million for the nine-month period ended December 31, 1998. Research and development expense fell due to reductions in engineering staff. However, these reductions were offset by increases in software support, depreciation on building and equipment, and consulting services utilized by the Company between periods.

SALES AND MARKETING

Sales and marketing expense increased 19% or $1.4 million from $7.2 million to $8.6 million in the nine-months ended December 31, 1997 and 1998, respectively. The overall increase in sales and marketing expense was primarily due to an increase in salaries and related costs resulting from an increase in the Company's direct sales force. In addition, third party sales and distribution costs, trade show and promotional activity and commission expense increased between periods. The Company has continued to experience turnover in its sales personnel, which has had, and may continue to have, an interim adverse affect on the operations of the Company. While the Company has made significant progress in filling sales positions as turnover occurs, the costs of training and recruiting new sales personnel remains substantial.

GENERAL AND ADMINISTRATIVE EXPENSE

General and administrative expenses decreased 21% or $728,000 from $3.5 million for the nine-month period ended December 31, 1997 to $2.7 million for the nine-month period ended December 31, 1998. The decrease resulted from a reduction in costs stemming from organizational changes made in the Company's operations. Included in general and administrative charges for the nine-month period ended December 31, 1997 were severance and related benefits of $175,000, costs of moving to the Company's new headquarters facility of $80,000, and recruiting and relocation costs associated with the hiring of new executive management and sales personnel in the U.S and Japan of approximately $700,000. Included in general and administrative charges for the nine-month period ended December 31, 1998 were severance and related benefits of $290,000 and relocation costs associated with the hiring of key management personnel of $105,000.

SPECIAL CHARGES

For the nine-month period ended December 31, 1997, the Company determined that due to revised estimates of the marketability of certain products under development, a special charge of $940,000 was appropriate to more adequately reflect the residual value of certain intangible assets. Included in this charge was approximately $566,000 of deferred development costs in the form of prepaid royalties, approximately $202,000 relating to goodwill associated with Micromall, Inc., an inactive wholly owned subsidiary of the Company, and approximately $172,000 relating to the write-off of previously capitalized purchased technology.

                                    11 of 15

OTHER INCOME (EXPENSE)

Other income decreased $70,000 from $421,000 for the nine-month period ended December 31, 1997 to $351,000 for the nine-month period ended December 31, 1998. This decrease is primarily attributable to a reduction of interest income due to cash used in operations and an increase in interest expense related to the Company's new headquarters facility offset by a favorable change in foreign currency exchange rates. During the first nine-months of fiscal 1998 the Company sold its former headquarters facility resulting in a gain of $215,000. During the first nine-months of fiscal 1999 the Company sold two lots, which were associated with land purchased for the Company's new headquarters facility, resulting in a gain of $140,000.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1998, the Company had working capital of $9.3 million and approximately $9.6 million in cash, cash equivalents and short-term investments as compared to $14.4 million in working capital and $13.6 million in cash, cash equivalents and short-term investments at March 31, 1998. Generally, the decrease in working capital, cash, cash equivalents and short-term investments resulted from the net loss of $7.1 million, partially offset by a collection of a long-term receivable and proceeds from the sale of two lots, which were purchased for the Company's new headquarters facility.

Net cash used in operating activities in the first nine-months of fiscal 1998 and 1999 totaled $7.5 million and $3.8 million, respectively. In the first nine-months of fiscal 1998, the net loss of $8.5 million, and an increase in other assets of $2.6 million were partially offset by a decrease in trade receivables of $3.2 million. The increase in other assets was due primarily to additional purchases of third party software to be bundled with the Company's software products. In the first nine-months of fiscal 1999, the net loss of $7.1 million, and a decrease in accounts payable of $528,000 were partially offset by a decrease in trade receivables of $1.2 million.

Net cash provided by investing activities in the first nine-months of fiscal 1998 and 1999 totaled $7.0 million and $5.9 million, respectively. In the first nine-months of fiscal 1998, net maturities of short-term investments and proceeds from the sale of the Company's former headquarters facility were partially offset by construction expenditures made on the Company's new headquarters facility. Cash provided from investing activities during the first nine-months of fiscal 1999 resulted from net maturaties of short-term investments of $6.0 million, net proceeds of $665,000 from the sale of two lots, which were purchased for the Company's new headquarters facility, offset by capital expenditures of $646,000.

Net cash (used in) provided by financing activities in the first nine-months of fiscal 1998 and 1999 totaled ($519,000) and $37,000, respectively. The cash used in financing activities by the Company for the nine-month period ended December 31, 1997 resulted primarily from the payoff of the Company's $10.0 million construction note offset against the proceeds received on the promissory note for the Company's new headquarters facility.

The Company believes its existing cash and short-term investments along with other working capital will be sufficient to meet its operating and capital expenditure needs for at least the next 12 months.

"YEAR 2000" ISSUES

The Company is aware of the numerous issues associated with the programming code in existing computer systems as the year 2000 approaches. The "Year 2000" problem is pervasive and complex, as many computer systems will be affected in some way by the rollover of the two digit year value to 00. Systems that do not properly recognize such information may generate erroneous data or cause a system to fail. The "Year 2000" issue creates risk for the Company from unforeseen problems in its own computer systems and from third parties with whom the Company deals worldwide. Failures in the Company's and/or third party's computer systems could have a material adverse impact on the Company's operations. To address this concern, the Company has evaluated its products to assess their Year 2000 compliance. The Company believes that the current versions of its products are in material compliance with Year 2000 requirements. While copies of old versions of the Company's software may be embedded in deployed products developed by OEM licensees, some of which may be used in mission critical functions, the Company has made commercially available Year 2000 upgrades to its past licensees, and believes that

                                    12 of 15
the term of its license agreements preclude any liability for Year 2000 related failures in such products. The Company is also currently in the process of evaluating its infrastructure along with its external suppliers for "Year 2000" compliance. Management believes its internal infrastructure and external suppliers used will be compliant by the year 2000. Management does not believe the costs related to achieving "Year 2000" compliance will be material. However, there can be no assurance that the systems of other companies on which the Company relies have been or will be accurately converted to be "Year 2000" compliant and will not have an adverse effect on the Company's operations.

The foregoing is a Year 2000 readiness disclosure entitled to protection as provided in the Year 2000 Information and Readiness Disclosure Act.

"EURO" ISSUES

On January 1, 1999, the European Union ("EU") introduced a new currency (the "Euro"). The Euro is intended to enable the EU to blend the economies of the EU's member states into one large market with unrestricted and unencumbered trade and commerce across borders. Eleven European countries are participating in the first membership wave, comprising the Netherlands, Belgium, Luxembourg, Germany, France, Ireland, Finland, Austria, Italy, Spain and Portugal. Other member states are expected to join in the years to come. The Company believes that the Euro will not have a material adverse effect on the Company's financial position, results of operations or cash flows during the transition period, which began January 1, 1999, and ends December 31, 2001. The significant requirement of companies during the transitionary period is the ability to invoice and accept payment in Euro denominated transactions if a customer makes this request.

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

MARKET RISKS

                                    13 of 15

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

ABILITY TO KEEP PACE WITH COMPETITION AND RAPID TECHNOLOGY CHANGE

The embedded systems markets are highly diverse and lacking in established technology standards. A majority of embedded operating systems and applications are developed in-house by OEMs, and no single processor platform accounts for a majority or even a substantial minority of the embedded systems under development. Moreover, the market is increasingly competitive, with a number of industry leading companies with substantially greater financial and technical resources than Microware devoting substantial resources to the development of significant market share in the embedded systems business. While the Company tries to support the industry-leading 32-bit microprocessors which it believes represent the best market opportunities, and to offer the best possible array of incremental software functionalities, there can be no assurance that the Company's current products will meet the demands of the market in an environment of increasing competition and rapid technology change.

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

ATTRACTION AND RETENTION OF QUALIFIED PERSONNEL

The Company's future performance depends to a significant degree upon the continued contributions of its key management, product development, marketing and sales personnel, many of whom have joined the Company recently. The Company has experienced significant turnover in personnel during the past 18 months, much of which was initiated by the Company. The Company's ability to execute its market strategy will depend to a large

                                    14 of 15
degree upon its ability to integrate new personnel into the Company. Competition for qualified personnel throughout the software industry is intense and there can be no assurance that the Company will be successful in attracting and retaining such personnel.

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

                          MICROWARE SYSTEMS CORPORATION


          Date: February 14, 1999            /s/ George E. Leonard
                                             ----------------------------------
                                             Goerge E. Leonard
                                             Executive Vice President,
                                             Chief Financial Officer,
                                             Treasurer and Assistant Secretary


          Date: February 14, 1999            /s/ Kent E.Thompson
                                             ----------------------------------
                                             Kent E. Thompson
                                             Chief Accounting Officer,
                                             Corporate Controller and
                                             Assistant Treasurer


                                    15 of 15