Form 10-K
period 1999-03-31
MICROWARE SYSTEMS CORP
filed 1999-06-29
CIK 1003383

                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                               FORM 10-K

                               (MARK ONE)

          [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED MARCH 31, 1999

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


1500 N.W. 118TH ST.
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or in any amendment to this Form 10-K. [X]

THE APPROXIMATE VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT AS OF APRIL 30, 1999 WAS $11,164,000. THIS CALCULATION DOES NOT REFLECT A DETERMINATION THAT PERSONS ARE AFFILIATES FOR ANY OTHER PURPOSES.

NUMBER OF SHARES OUTSTANDING AS OF APRIL 30, 1999: 14,934,032.

DOCUMENTS INCORPORATED BY REFERENCE: DEFINITIVE PROXY STATEMENT TO BE FILED FOR THE 1999 ANNUAL MEETING OF SHAREHOLDERS (PART III).

                             MICROWARE SYSTEMS CORPORATION

                                        INDEX

                                                                               Page
Part I
     Item 1.      Business                                                       3
     Item 2.      Properties                                                    17
     Item 3.      Legal Proceedings                                             18
     Item 4.      Submission of Matters to a Vote of Security
                  Holders                                                       19
     Item 4A.     Executive Officers of the Registrant                          20

Part II
     Item 5.      Market for the Registrant's Common Equity
                  and Related Stockholder Matters                               22
     Item 6.      Selected Consolidated Financial Data                          23
     Item 7.      Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                 25
     Item 7A.     Quantitative and Qualitative Disclosures about
                  Market Risk                                                   36
     Item 8.      Financial Statements and Supplementary Data                   37
     Item 9.      Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosures                       38

Part III
     Item 10.     Directors and Executive Officers of the
                  Registrant                                                    39
     Item 11.     Executive Compensation                                        39
     Item 12.     Security Ownership of Certain Beneficial
                  Owners and Management                                         39
     Item 13.     Certain Relationships and Related Transactions                39

  Part IV
     Item 14.     Exhibits, Financial Statements, Schedule, and
                  Reports on Form 8-K                                           40

Signatures                                                                      42

PART I

CAUTIONARY NOTE
         THIS ANNUAL REPORT CONTAINS FORWARD-LOOKING STATEMENTS. WORDS SUCH AS "EXPECTS", "ANTICIPATES", "INTENDS", "BELIEVES", "PLANS", "SEEKS", "ESTIMATES" AND SIMILAR EXPRESSIONS OR VARIATIONS OF THESE WORDS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS, BUT ARE NOT THE ONLY MEANS OF IDENTIFYING FORWARD-LOOKING STATEMENTS IN THIS REPORT. ADDITIONALLY, STATEMENTS THAT REFER TO MICROWARE'S ESTIMATED OR ANTICIPATED FUTURE RESULTS, SALES OR MARKETING STRATEGIES, NEW PRODUCT DEVELOPMENT OR PERFORMANCE OR OTHER NON-HISTORICAL FACTS ARE FORWARD-LOOKING AND REFLECT MICROWARE'S CURRENT PERSPECTIVE OF EXISTING INFORMATION. FORWARD-LOOKING STATEMENTS ARE INHERENTLY SUBJECT TO RISKS AND UNCERTAINTIES THAT CANNOT BE PREDICTED OR QUANTIFIED, AND ACTUAL RESULTS AND OUTCOMES MAY DIFFER MATERIALLY FROM THE RESULTS AND OUTCOMES DISCUSSED IN THE FORWARD-LOOKING STATEMENTS DEPENDING ON A VARIETY OF FACTORS, INCLUDING THE VOLUME AND TIMING OF ORDERS RECEIVED DURING THE QUARTER, THE COMPANY'S ABILITY TO SUCCESSFULLY MARKET ITS PRODUCTS, THE COMPANY'S ABILITY TO KEEP PACE WITH ITS COMPETITION AND WITH RAPID TECHNOLOGICAL CHANGE, THE COMPANY'S ABILITY TO MANAGE TURNOVER IN ITS SALES AND MARKETING AND OTHER PERSONNEL AND TO ATTRACT AND MAINTAIN PERSONNEL GENERALLY, AS WELL AS OTHER RISK FACTORS MENTIONED THROUGHOUT THIS ANNUAL REPORT AND IN THE COMPANY'S OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. READERS ARE URGED NOT TO PLACE UNDUE RELIANCE ON FORWARD-LOOKING STATEMENTS AND MICROWARE DISCLAIMS ANY OBLIGATION TO UPDATE ANY OF THE FORWARD-LOOKING STATEMENTS CONTAINED IN THIS REPORT TO REFLECT ANY FUTURE EVENTS OR DEVELOPMENTS.

ITEM 1. BUSINESS
         Microware Systems Corporation was organized under the laws of the state of Iowa in 1977. Its principal executive offices are located at 1500 N.W. 118th Street, Des Moines, Iowa 50325 (telephone number 515-223-8000; Internet:
INFO@MICROWARE.COM or http://www.microware.com). References in this Annual Report on Form 10-K to "Microware" or "the Company" are to Microware Systems Corporation and its subsidiaries.

GENERAL DEVELOPMENT OF BUSINESS
         Microware develops, markets and supports sophisticated real-time operating system software and development tools for the traditional embedded systems, communications, and consumer products markets. Microware's product line is built around its OS-9 real-time operating system, which was first introduced in 1980 and has been continually refined to incorporate advances in technology. OS-9 is a real-time operating system targeted at "embedded systems" - computers dedicated to specialized tasks embedded within application-specific industrial or computer products. Microware markets its products primarily through its sales forces in North America, Europe and Japan.

         Microware's business is focused on developing and marketing OS-9 for use in traditional embedded systems, including industrial automation, transportation, medical, and government/military systems; communications infrastructure products, including networking equipment, ATM, ISDN, digital subscriber loop, Ethernet and fast Ethernet, and custom connectivity applications; and higher volume embedded systems for consumer and business uses, such as digital television decoders, advanced wireless telephones and pagers, point-of-sale equipment, workforce automation devices, in-car navigation systems and Internet appliances. During the past fiscal year, Microware continued its emphasis on the traditional embedded systems and communications markets.

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

         Real-time operating systems may be loaded from external media, or may reside within a microprocessor as part of an embedded system. An embedded system is comprised of a microprocessor and related software that are dedicated to a specialized task or set of tasks, embedded within an application specific industrial or consumer product. Examples of typical products that have one or more microprocessors and embedded systems include automated teller machines, cellular telephones, pagers, copiers, facsimile machines and automobiles. Many of these products require real-time embedded systems that provide true multitasking, memory management and protection, input-output systems and networking/telecommunication capabilities. Fueled by declining costs and improving performance of 32/64 bit microprocessors, embedded systems are becoming increasingly sophisticated and used in or with a wider range of applications.

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

PRODUCTS AND SERVICES
         Microware offers a broad range of software products based on the OS-9 real-time operating system that can be configured to suit a range of applications in a variety of industries. These operating system products are complemented by the Company's development tools, technical support services, and custom software development services, which facilitate development of embedded OS-9 applications. Substantially all of the Company's revenues are derived from OS-9 and related tools.

         Because the Company's current revenues and future growth are dependent upon the continued acceptance of OS-9 technology in its current markets and the successful application of OS-9 technology in new markets, impairment of the OS-9 software in any market for any reason could have a material adverse effect on the Company's current business or future revenues.

OPERATING SYSTEM PRODUCTS
         Microware's operating system products are based on a variety of packages of the OS-9 kernel, a range of I/O and file managers, various networking protocols, and device drivers. OS-9 is combined with more specialized software modules to create operating system products targeted at specific 32/64 bit processors and applications markets.

         OS-9 products include those targeted at Original Equipment Manufacturers ("OEMs"), which include limited source code and enable OEMs to develop customized versions of OS-9 for their specific embedded system application. OEM packages are licensed on a processor-specific basis. Current OEM packages provide support for Motorola 68xxx (680x0, 683xx), Motorola/IBM Power PC (4xx, 6xx, 7xx, 8xx), Intel Strong Arm (SA 11xx, SA 15xx), Hitachi Super H (SH3, SH4), Intel/AMD x86/Pentium (386, 486, 586, Pentium) and other processor families. Additionally, these OEM packages provide support for embedded, communications, and consumer applications.

         DAVID combines OS-9 with graphics API and support for various digital audio/video transmission and networking protocols to provide a full operating environment for the developers of interactive television and set-top boxes.

         Microware's operating system products are licensed to OEMs through OEM license agreements which generally provide licensees (i) the right to use a specific configuration of an OS-9 module for internal product development in consideration of payment of an initial license fee; and (ii) the right to distribute copies of OS-9 and related software embedded in the licensee's product in consideration of the licensee's payment of a per copy royalty for every copy of OS-9 distributed. OEM licenses are generally bundled with end-user licenses of related development tools on a single password protected CD ROM providing a complete development solution in an easy to use package.

         All of Microware's operating system products are also available as board-level products through end-user license agreements which grant licensees the right to embed copies of the software in a fixed number of single-board computers. Microware OS-9 board-level products are available for many popular single-board computers, including the Motorola MVME, Compact PCI (cPCI), and MBX platforms, PC/AT-compatible computers, Hitachi Super H reference platforms and Intel StrongARM reference platforms.

         Other OS-9 board-level products are also available through third party board-level vendors.

ADDITIONAL OPERATING SYSTEM PRODUCT COMPONENTS
         Microware also offers its customers a wide array of software product components providing additional functionality as needed for their specific embedded or consumer application. Certain of these products include technologies licensed from third parties. These additional product components include the following:

         - Microware MAUI Graphical Environment, which provides a robust graphical environment for applications in a small memory footprint. MAUI supports numerous I/O devices including grayscale and color LCD panels, SVGA/VGA graphics terminals, touch screens, mouse, and keyboards. MAUI has a modular architecture designed to be easily scaled to meet specific system needs, and is interoperable across graphics and sound processor platforms.

         - Microware SoftStax Communications Framework, which provides high performance integrated communications and control for communications devices. This unique technology allows developers to rapidly change underlying communications technologies without disturbing application software.

         - Microware OS-9 LAN Pak, which provides local area network connectivity support for Microware SoftStax.

         - Microware OS-9 X.25 Pak, which enables networked embedded systems to communicate over X.25 packet topologies and custom networks.

         - Microware OS-9 ISDN Pak, which enables networked embedded systems to communicate over Basic Rate ISDN network topologies.

         - Microware OS-9 Power Management software, which provides configurable power policy software and integrated power manager software. This technology is necessary for battery-operated mobile devices.

         - Third party middleware for Microware OS-9, including Universal Serial Bus (USB), Serial Network Management Protocol (SNMP), PCMCIA support, True Flash File System (FFS) support, Infrared Data Association (IrDA), web server and web browser support packages.

         - Microware's implementation of Sun's PersonalJava for OS-9, which enables PersonalJava-compatibility in OS-9 environments.

ARIEL
         During fiscal 1999, Microware introduced a new operating system product, Ariel. Ariel is not a derivative of OS-9, rather it is a streamlined real-time operating system focused on deeply embedded applications such as anti-lock brake and transmission control systems. Deeply embedded applications typically require less functionality and smaller memory footprint than the high performance capabilities that OS-9 possesses.

         Ariel is directed at the deeply embedded systems market which is consistent with Microware's core market, the traditional embedded systems business. To address the deeply embedded systems market, Ariel is offered under a full source, royalty free licensing model. Ariel provides a highly reliable real-time operating system with minimal support for networking and graphical user interface. Additionally, Ariel is differentiated from competitive royalty free operating systems in that it offers a complete system validation suite and is brought to market with Microware's twenty years of operating system expertise.

         Current Ariel packages support Motorola's M-Core processor and Hitachi's SH2 processor. Market information and early market experience with Ariel suggest that this type of product will be incorporated into a growing number of designs. While the Company believes that its new product technology and long-standing presence and reputation in this growing market will enable it to increase its revenues from this market, its ability to do so is subject to significant risks and uncertainties, particularly the Company's ability to rapidly develop effective internal and third party sales, distribution and marketing channels in the embedded systems marketplace.

DEVELOPMENT TOOLS
         Development Tools are developed and sold by Microware to OS-9 licensees for developing OS-9 applications. Most development tools run on Microsoft Windows configurations, as well as on OS-9. The tools are designed to reduce the cost and increase the speed of the development of OS-9 applications. The Microware operating system and development tools are well integrated and are updated on a coordinated schedule. Customers therefore avoid potential incompatibility among competing vendors.

         In July 1998, Microware released a new integrated development environment, Microware Hawk. Microware Hawk is designed as an all-in-one development suite to enable seamless editing, debugging and compilation of C and C++ code; management of complex software build scenarios; management of solo- or team-based changes to source code with version control and access to on-line support to provide immediate assistance for every function. Microware Hawk is an open development environment that can be interoperable with a wide variety of third party development tools. Microware continues to develop compiler, debugger, and utility program components for inclusion in the Microware Hawk integrated development. Through these core components, Microware can provide more substantial performance and operating system functionality than is available in competitive real-time operating systems.

         Microware's development tools are generally sold under end-user licenses that enable customers to install and use the tools at a fixed number of development seats. The development tools are typically packaged with the operating system product on a single CD-ROM.

PROFESSIONAL SERVICES
         Professional services cover a wide range of activities including consulting, custom engineering, technical support and training. A high level of customer service and support is essential because many of the Company's customers depend on the Company's products to support the development and operation of complex applications. Custom engineering revenues are typically generated from discrete software engineering projects adapting OS-9 to specific customer requirements. The Company also selectively engages in custom development in order to extend its product line. Professional services are generally provided on a rate per hour and/or per project basis.

SOFTWARE TECHNICAL SUPPORT AND UPGRADE SERVICES
         Licenses of Microware's operating system and tools products are typically sold together with maintenance support contracts that provide updates of the licensed software and routine technical support. The Company's technical support staff assists licensees with problems and questions in the installation and use of the Company's products. Technical support is provided by Microware's staff of support engineers in North America, Europe, and Japan. Distributors and OEMs generally offer first level customer support to their end-user customers and rely on the Company for higher level support.

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

MARKETS, APPLICATIONS AND CUSTOMERS
         Microware's strategy is to leverage its advanced technology, strategic customer relationships, commitment to quality, and expertise based on years of experience in the embedded systems market to establish and maintain OS-9 as a leading operating environment for embedded systems. To achieve this goal, Microware focuses its marketing and product development efforts on those sectors of the embedded systems market it believes have the greatest potential to increase Microware's future revenue: (i) traditional embedded systems such as industrial automation, transportation, medical, and government/military systems,
(ii) communications infrastructure devices and equipment, and (iii) consumer products such as digital television decoders, wireless telephones, and Internet appliances. In product development, the Company endeavors to provide comprehensive solutions for these diverse markets by supporting market-leading embedded processors and developing new modules providing specialized functionality for those markets. For example, Microware provides specialized telecommunications protocol support for communications infrastructure products, motion picture file manager support for digital television products, power management software for hand-held, battery-operated wireless devices, and Java support for Internet access devices. In sales and marketing, this means developing strategic customer relationships with market leaders, such as Motorola and Northern Telecom Ltd., in the wireless products market or Zenith in the digital television market, and working closely with the providers of complementary technologies.

TRADITIONAL EMBEDDED SYSTEMS BUSINESS
         The traditional real-time embedded system software market is the core of Microware's business. Licenses to manufacturers of process control, scientific and medical instrumentation, and other relatively low-volume products are a significant source of revenue. Emerging markets for the Company's traditional embedded systems business include intelligent transportation systems, private network computer systems, gaming devices, office automation and medical instrumentation. The Company believes that the market for its operating system software in the general embedded systems market is large and diversified, and continues to develop, market, support and license its products to and for customers in the traditional embedded systems market. Microware believes that it has a sizeable share of the third party embedded operating system market.

         In fiscal 1999, Microware continued its emphasis on the traditional embedded systems business by its support for board-level products, developing its relationships with leading embedded systems distributors and resellers, and hiring new sales personnel with substantial embedded systems experience. While the Company believes that its proven technology and long-standing presence in this rapidly growing market will enable it to substantially increase its revenues from this market, its ability to do so is subject to significant risks and uncertainties, particularly the Company's ability to rapidly develop effective internal and third party sales, distribution and marketing channels in the embedded systems marketplace.

COMMUNICATIONS INFRASTRUCTURE DEVICES MARKET
         The networked embedded systems marketplace is rapidly growing. Additionally, technological demands of networked embedded systems are evolving rapidly, as the bandwidth of digital networks expands simultaneously with the integration of greater multimedia functionality driven by applications such as telecommuting, Internet access, and video delivery. The Company believes this growth and the trend toward licensing of third party operating systems creates a substantial opportunity for targeted packages of OS-9 products.

         Microware's solution for the communications infrastructure device market is to provide an embedded operating system platform which includes a simplified, integrated communications environment interoperable across telecommunications protocols and high performance with minimal memory and CPU utilization. The Microware OS-9 product line has integrated communications features based on the Microware SoftStax framework. Microware SoftStax is an open architecture designed to be interoperable with the leading communications protocols and third party communications infrastructure products.

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

CONSUMER MARKETS
         Microware's efforts in the market for consumer and business embedded systems devices have focused on select categories which Microware believes represent significant market opportunities for the Company: the wireless and internet devices market and the digital television market.

WIRELESS AND INTERNET DEVICES
         Since 1996 Microware has marketed a configuration of OS-9 targeted at the manufacturers of wireless hand-held communications devices and Internet-based telephones. The current product configurations combine OS-9 with the MAUI graphics API and new software modules created for key wireless functions such as power management, Java-compatibility and Internet access.

         Microware believes there is an emerging market for new categories of wireless communications devices combining the small size and low cost of traditional pagers and mobile telephones with the more advanced interactivity, graphical user interface, and computing power of personal digital assistants such as new types of smart pagers and wireless telephones which include small screen displays and keyboards and use the Internet to enable transmission and receipt of electronic mail and in some cases World Wide Web browsing and in-car navigation syatems. The Company believes OS-9 is well suited to operate such devices and has developed strategic relationships with OEM manufacturers working toward their development and eventual deployment.

         Microware's wireless and Internet strategy is to provide a wide variety of products and services for licensing to leading equipment manufacturers. The core of this strategy is the development of strategic customer relationships with leading manufacturers of wireless and Internet devices. Microware has developed such strategic licensing relationships with, among others, Motorola, Northern Telecom Ltd., and Ericsson, Inc., all of whom have been developing next generation wireless and Internet communications devices using OS-9.

         Under a July 1995 software development and license agreement, Microware is providing OS-9 as the operating system for various wireless devices under development by Motorola, Inc. Motorola's PageWriter two-way pager, currently being marketed through the SkyTel paging network, is based on a customized version of OS-9 jointly developed by Microware and Motorola. In July 1995, Motorola also purchased 1,526,232 shares of Microware Common Stock and was issued warrants to acquire additional shares. As of March 31, 1999, warrants to acquire 1,526,232 shares were outstanding, of which warrants to purchase 554,992 shares were exercisable. On July 31, 1998, warrants to acquire 277,496 shares expired and on July 31, 1999, warrants to acquire and additional 277,496 of the shares will expire. Pursuant to the Stock and Warrant Purchase Agreement, a designee of Motorola serves on Microware's Board of Directors.

         During the past fiscal year, the Company's revenues from its wireless and Internet activities primarily consisted of license fees, non-refundable prepaid royalties and custom contract engineering fees received from wireless and Internet customers. The Company's future operating results will depend significantly on the development of its products and personal wireless and Internet communication devices. To date some of the wireless and Internet device projects for which OS-9 has been licensed and customized have been delayed due to factors beyond Microware's control. Such delays may continue in the future. As wireless and Internet communication markets develop, the Company's strategy depends on the incorporation of the Company's software into new products, such as two-way pagers, smart wireless telephones, and in-car navigation systems, for which demand is uncertain. There can be no assurance that such products will be successfully developed or commercialized or that the Company will derive significant revenues or earnings from such products.

Moreover, the Company's wireless and Internet strategy is highly dependent on its ability to develop and market Java-compatible versions of its products. There can be no assurance that Java will continue to develop as a popular platform for wireless and Internet communications devices of OEMs, that Microware will be able to maintain Java-compatibility on competitive terms under its license with Sun Microsystems, or that Microware will be able to keep pace with the rapid technological change in these markets.

DIGITAL TELEVISION MARKET
         Since 1993 Microware has offered an OS-9 operating system configuration targeted at the emerging digital television business. Microware OS-9 for Digital TV is designed to operate the digital decoders that turn standard televisions into smart clients on new digital television networks under development by telephone companies, cable companies, and direct broadcast satellite providers with interactive processing, graphics, video and audio functionality. Microware OS-9 for Digital TV has emerged as a leading operating system for digital decoders, having been licensed by over 20 set-top box manufacturers and used in trial and commercial deployments around the world. Microware OS-9 for Digital TV is used in set-top boxes manufactured under license by NEC Corporation of Japan and are currently deployed in Hong Kong in an interactive television network operated by Hongkong Telecom IMS Ltd.

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

         During fiscal 1999, Microware entered into licensing agreements with Motorola and C-Cube to include Microware OS-9 for Digital TV (DAVID) in their respective set-top box designs. In addition to license, non-refundable prepaid royalties and service revenues for these agreements, Microware believes that these relationships will further position the Company to realize market opportunities worldwide as set-top boxes are produced.

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

COMPETITION
         The embedded software industry is highly competitive, highly fragmented and is characterized by rapidly advancing technologies. To maintain or improve its position, the Company must continue to enhance its current product offerings and introduce new product features and extensions in a timely fashion.

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

         In the digital television market, Microware OS-9 for Digital TV, also known as DAVID, competes with software developed internally by set-top box manufacturers, including Scientific-Atlanta's PowerTV and Thomson Consumer Electronics' Open TV and with products from ISI, Microsoft, Sony and Wind River. Many of the Company's digital television competitors have substantially greater technical, sales, marketing and financial resources than the Company.

         The Company expects that as the embedded systems market continues to evolve, additional competitors will seek to enter these markets.

         The Company believes that its ability to effectively compete in the embedded systems market depends on factors both within and outside its control, including the ability to establish effective sales and distribution channels, timing and success of new products developed and marketed by the Company and its competitors, product performance and price, the Company's ability to provide custom development and integration services, distribution and customer support, product reputation, customers' willingness to replace internally developed software solutions and customers' assessment of the Company's financial resources and its technical and service expertise. The Company believes that its products compete effectively in markets on the basis of product features, reliability, price and performance characteristics. However, there can be no assurance that the Company will be able to compete successfully with respect to these and other factors. In particular, competitive pressures, including pricing pressures for the Company's run-time licenses, the Company's past difficulties encountered in working to develop strong, effective sales and distribution channels and new product introductions from existing and new competitors could adversely affect the Company's future business and results from operations.

MARKETING, SALES AND DISTRIBUTION
         Microware markets and licenses its products principally through its direct sales force. Microware currently uses a direct sales force in North America, Europe and Japan. The Company has numerous sales offices in the U.S. International offices are located in the United Kingdom, Germany, France and Japan. Distributors and sales representatives are used in certain countries. Direct sales representatives are supported by field application engineers who are experienced in the embedded market and the Company's products and technologies. International sales accounted for approximately 50%, 59% and 64% of total revenues in fiscal 1997, 1998, and 1999 respectively.

         During fiscal 1998, the Company experienced significant turnover in its sales personnel, particularly in North America and Japan. During fiscal 1999, the turnover in Japan was stabilized; however the Company experienced significant attrition in its marketing personnel and continued to experience significant turnover in its North American sales personnel. This included the departures of each of its Vice President of Marketing, Vice President of Sales and Vice President of Engineering. In its continuing effort to stabilize turnover in North America, the Company has created a new vice president position, Vice President of Organization Development and Human Resources, who is charged with attracting and retaining qualified personnel. The significant turnover experienced by the Company has had, and may continue to have, an adverse effect on the Company's operations, the extent of which cannot presently be determined.

         The Company's future operating results will depend significantly on the Company's ability to develop its sales and distribution channels, particularly in North America. In order to rapidly increase revenues and as the embedded market continues to mature, the Company continues to realign its efforts and resources towards developing new distribution channels, particularly in North America. During fiscal 1999, the Company initiated an agreement with Avnet Electronics Marketing to distribute the Company's products. Phoenix-based Avnet Electronics Marketing is one of the world's largest distributors of semiconductors and OEM system components. While the Company believes the use of distributors will provide an effective channel to substantially increase its revenues, there can be no assurance that the Company will be able successfully engage distributors.

         In fiscal 2000, the Company expects to continue investing in the expansion and development of its sales channels and the upgrading of its infrastructure and to increase marketing activity associated with the release of new products. While the Company anticipates that these investments will lead to increased revenue generation there can be no assurance that there will be that result.

         The Company will continue to generate new business opportunities in its target markets through direct marketing, advertising, websites, press releases, trade shows, user group meetings, telemarketing, direct mailings and through its strategic alliances.

RESEARCH AND DEVELOPMENT
         The Company has made substantial investments in product development. The Company believes that its future success will depend in large part on its ability to enhance its existing products, to develop new products and to maintain its technological competitiveness. As of March 31, 1999, the Company employed 68 product development engineers. Of these, 57 engineers were based in Des Moines, Iowa and 11 were based in Tokyo, Japan.

         During fiscal 1997, 1998, and 1999 research and development expenses amounted to $7.2 million, $7.2 million, and $6.8 million, respectively, excluding capitalized software development costs. For the above periods, research and development expenses represented 27%, 41%, and 41% of the Company's total revenues, respectively. For the same periods, software development costs capitalized totaled $81,000, $215,000, and $64,000, respectively. The Company believes that its current level of research and development expenses is adequate to meet its competitive needs. The Company anticipates that it will continue to commit substantial resources to product development in the future.

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

EMPLOYEES
         As of March 31, 1999, the Company employed 147 people, including 62 in marketing, sales and support services, 68 in engineering and product development and 17 in operations, finance and administration. Of these employees, 100 are located in the United States, and 47 are employed by the Company's international operations. None of the Company's employees are represented by a labor union or is the subject of a collective bargaining agreement. The Company has never experienced a work stoppage and believes that its employee relations are good.

NOTICE REGARDING TRADEMARKS
         Microware, OS-9, Hawk, Ariel and DAVID are registered trademarks of Microware Systems Corporation. The Microware logo, MAUI, UpLink, ITEM, FasTrak, Ultra C, and Ultra C++ are trademarks of Microware Systems Corporation. Java, Java OS and PersonalJava are trademarks of Sun Microsystems, Inc. All other marks are trademarks or registered trademarks of their respective holders.

ADDITIONAL RISK FACTORS
         In addition to the other risk factors contained herein, the Company believes the following additional risk factors should be taken into consideration in evaluating its business:

         HISTORY OF OPERATING LOSSES; VARIABILITY OF QUARTERLY OPERATING RESULTS. The Company has experienced significant operating losses for the past three fiscal years. While the Company has taken a number of measures to increase its revenues, decrease its operating expenses, and attain profitability, there can be no assurance that these measures will succeed or that the Company will become profitable. Furthermore, the Company's revenues and operating results have varied substantially from quarter to quarter, remain difficult to foresee due to the nature of the embedded systems market and the Company's business, and should not be relied upon as an indication of future performance.

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

         The Company has continued its focus on the traditional embedded systems business in an effort to lessen the variability of its quarterly operating results and attain profitability. The traditional embedded systems business is diverse and increasingly competitive, and there can be no assurance that the Company will be able to substantially increase its revenues from that market.

         The communications infrastructure device market is highly fragmented, very competitive, and technically demanding. While Microware believes the technological sophistication and openness of its product architecture for the market will enable it to establish a substantial revenue base in the communications infrastructure market, there can be no assurance that the Company will be able to do so.

         ABILITY TO KEEP PACE WITH COMPETITION AND RAPID TECHNOLOGY CHANGE. The embedded systems markets are highly diverse and devoid of established technology standards. A majority of embedded operating systems and applications are developed in-house by OEMs, and no single processor platform accounts for a majority or even a substantial minority of the embedded systems under development. Moreover, the market is increasingly competitive, with a number of industry-leading companies with substantially greater financial and technical resources than Microware devoting substantial resources to the development of significant market share in the embedded systems business. While the Company tries to support the industry-leading 32-bit microprocessors which it believes represent the best market opportunities, and to offer the best possible array of incremental software functionalities, there can be no assurance that the Company's current products will meet the demands of the market in an environment of increasing competition and rapid technology change.

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

         COMPETITION. The Company has attracted substantial competition in its targeted markets. Many of the Company's traditional competitors have grown substantially as a result of successful exploitation of growth in the embedded systems market, and in some cases have expanded their businesses in a manner which competes more directly with the Company. Microsoft has devoted substantial resources to the development of the embedded operating system business with its Windows CE product, which is attempting to capture a significant market share in the handheld computer market and digital TV market. Sun Microsystems, Inc. has developed an embedded operating system product called JavaOS which it markets together with its Java technology, and has made a number of business and technology acquisitions in the past fiscal years related to the development of its embedded systems business. There can be no assurance the Company will be able to successfully attain new market share or even maintain its existing market share in this increasingly competitive market.

         ATTRACTION AND RETENTION OF QUALIFIED PERSONNEL. The Company's future performance depends to a significant degree upon the continued contributions of its key management, product development, marketing and sales personnel, many of whom have joined the Company recently. The Company has experienced significant turnover in personnel during the past fiscal year including its Vice President of Sales, Vice President of Marketing and Vice President of Engineering. The Company's ability to execute its market strategy will depend to a large degree upon its ability to integrate new personnel into the Company. Competition for qualified personnel throughout the software industry is intense and there can be no assurance that the Company will be successful in attracting and retaining such personnel.

         INTERNATIONAL OPERATIONS. In the past three fiscal years, the Company derived at least 50% of its total revenue from sales outside North America, and this trend is anticipated to continue in the future. This dependence on international operations subjects the Company to certain risks, including tariffs and other barriers, difficulty in staffing and managing foreign subsidiary operations, difficulty in managing distributors and resellers, difficulty in accounts receivable collection, foreign currency exposure and adverse tax consequences. The Company is also subject to the risks associated with the imposition of protective import or export legislation and regulations by the United States or other countries. The Company cannot predict whether quotas, duties, taxes or other charges or restrictions will be implemented on the Company's products in the future. There can be no assurance that these factors or the adoption of restrictive policies will not have a material adverse effect on the Company's business, financial condition and results of operations.

         YEAR 2000 ISSUES. Many currently installed computer systems and software products include coding to accept only two-digit entries in the date code field instead of four digit entries and therefore cannot distinguish dates prior to January 1, 2000 from dates on or after January 1, 2000. Systems and software that do not properly recognize such information may generate erroneous data or fail. Such systems need to be upgraded or replaced in order to function properly or, in other words, be Year 2000 compliant. Significant uncertainty exists in the computer systems and software industry concerning the potential effects associated with non-compliance.

         Microware believes its most current releases of its products, including third party software integrated into certain products, are Year 2000 compliant and will neither cease to perform nor generate incorrect or ambiguous data or results when processing dates on or after January 1, 2000. Microware believes that its products will calculate any information dependent on such dates in the same manner and with the same functionality, data integrity and performance. However, Microware provides no assurance that its software products contain all the necessary software routines and programs for the accurate calculation, display, storage and manipulation of data involving dates on or after January 1, 2000. Any non-compliance of Microware's software products could have a material adverse effect on its business, financial condition and results of operations.

         Additionally, the majority of Microware's software products are combined by its customers with non-Microware software programs or hardware devices. Such non-Microware products could be non-compliant, causing Year 2000 compliance issues for Microware's customers. Any such Year 2000 issues could affect customers' demand for Microware products, which could have a material adverse effect on Microware's business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations, Year 2000 Issues"

         DEPENDENCE ON PROPRIETARY TECHNOLOGY AND RISK OF TECHNOLOGY LITIGATION. Because substantially all of the Company's revenues are derived from OS-9 and related products, any impairment of OS-9 could have a material adverse impact on Microware's business. The Company's business is therefore dependent on the adequacy of the Company's intellectual property protection through patents, copyrights, trade secrets, and license agreements; the adequacy and continued availability of its licenses of integrated technology from third parties; and the absence of any material technology litigation related to the Company's products.

ITEM 2. PROPERTIES

         The Company owns its main operating facility located in Des Moines, Iowa, subject to mortgage debt. This space is used for research and development, sales and marketing, operations and administration and consists of approximately 88,000 square feet. Annual mortgage payments for the Company's main operating facility total approximately $600,000. In December 1998, the Company began subletting excess capacity in its main operating facility in order to reduce its operating costs associated with the facility. As of June 1, 1999, the Company had sublet approximately 21,000 square feet of its main operating facility and will continue to sublet additional excess capacity in the future. The Company also leases under cancelable terms approximately 5,000 square feet in Tokyo, Japan for an annual rental payment of approximately $200,000. The Company also leases numerous domestic and international sales and support offices for an aggregate annual rental payment of approximately $400,000.
The Company believes that additional space will be available as needed.

ITEM 3. LEGAL PROCEEDINGS

         The Company is not a party to, and none of its properties are the subject of, any material litigation, and the Company is not aware of any proceedings contemplated by governmental authorities that would have a material adverse effect on the Company or its business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

 ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive officers of the Company are as follows:

                Name                     Age             Position
Kenneth B. Kaplan                         46     President, Chief Executive
                                                 Officer and Director

M. Denis Connaghan                        49     Executive Vice President,
                                                 Chief Operating Officer,
                                                 Secretary and Director

George E. Leonard                         58     Executive Vice President,
                                                 Chief Financial Officer,
                                                 Treasurer and Assistant
                                                 Secretary

James H. Boswell                          49     Vice President of Sales

Kent E. Thompson                          32     Chief Accounting Officer,
                                                 Controller and Assistant
                                                 Treasurer

Shigehiro Ishibashi                       58     President, Microware Systems
                                                 Kabushiki Kaisha (subsidiary)

Martin Allen                              46     Managing Director European
                                                 Operations and Director

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

         Mr. Connaghan joined the Company in May 1997 as Executive Vice President and Chief Operating Officer. Mr. Connaghan was appointed by the Board of Directors to fill a vacant Class II Director position in July 1997. Prior to joining the Company, from 1994 through 1996, Mr. Connaghan was Chief Executive Officer of Delphi Information Systems, Inc., a provider of information systems to the distribution segment of property and casualty insurance, based in Rolling Meadows, Illinois. From 1991 to 1994, Mr. Connaghan served as a vice president of IBAX Healthcare Systems of Longwood, Florida, a joint venture of IBM Corporation and Baxter International providing computerized solutions for healthcare providers. Prior to that, Mr. Connaghan held various executive positions with Pansophic Systems, Inc. of Lisle, Illinois. Mr. Connaghan attended the New South Wales Institute of Technology and holds an MBA from the University of Chicago.

         Mr. Leonard joined the Company in August 1998 as Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary. Prior to joining the Company, from July 1996 to July 1998, Mr. Leonard was the Vice President and Chief Financial Officer and a director of Western Pacific Airlines, based in Colorado Springs, Colorado. Western Pacific Airlines filed for bankruptcy protection under Chapter 11 on October 4, 1997 and converted its filing to Chapter 7 in July 1998. Mr. Leonard also served as Chairman and Chief Executive Officer of Consumer Guaranty Corporation of Phoenix, Arizona, President and CEO of GEL Management Corporation, Chairman and Chief Executive

Officer of AmBank Holding Company, and Executive Vice President, Chief Financial Officer, Chief Lending Officer and Chief Banking Officer and a Director of MeraBank from 1975 to 1996. Mr. Leonard holds as B.S. degree from the United States Naval Academy and an M.B.A from the University of Chicago

         Mr. Boswell joined the Company in February 1999 as Vice President of Sales. From November 1995 until joining the Company, Mr. Boswell served with Paradigm Technology, Inc. of Milpitas, California, where he was sucessively Director of Marketing and Vice President of Sales and Marketing. From April 1994 to November 1995, Mr. Boswell was a Strategic Sales Manager with Sharp Microelectronics of San Jose, California. From 1989 to 1994 Mr. Boswell held various positions with Hitachi America, Ltd., including Regional Sales Manager. Mr. Boswell has held other electronics sales, marketing, and operations positions with LSI Logic, Advanced Micro Devices, and Hewlett Packard. Mr. Boswell holds a B.S. degree from the University of New Mexico and an M.B.A. from the University of Arizona.

         Mr. Thompson has served as Chief Accounting Officer, Controller and Assistant Treasurer of the Company since August 1998. Prior to that, he served as Corporate Controller from 1996, and served as International/New Media Controller since joining the Company in March 1995. Prior to joining the Company, Mr. Thompson worked for the international public accounting firm KPMG Peat Marwick LLP. Mr. Thompson holds a B.B.A. degree in Accounting from the University of Iowa and is currently pursuing an M.B.A. from Drake University. Mr. Thompson is a Certified Public Accountant.

         Mr. Ishibashi has served as President and Representative Director of the Company's Japanese subsidiary since January 1998. Prior to joining Microware, Mr. Ishibashi served as President and Representative Director of Autodesk Japan. Prior to joining Autodesk Japan, Ishibashi held various executive positions at Burr-Brown Japan, including Vice President, Pan-Pacific Business Unit and President and Representative Director of Burr-Brown Japan Ltd. Mr. Ishibashi is not an officer or director of the Company. However, the nature of his duties with respect to the Company's subsidiary may mean he is deemed to be an executive officer under applicable SEC rule.

         Mr. Allen was appointed by the Board of Directors of the Company to fill a vacant Class I Director position in May 1999. Mr. Allen has served as Managing Director of European Operations since January 1996 where he is responsible for overall business activities for the Company's United Kingdom, German, and French operations. From 1993 to 1995, he was Managing Director of Microware U.K. Mr. Allen is not an officer of the Company. However, the nature of his duties with respect to the Company's subsidiaries may mean he is deemed to be an executive officer under applicable SEC rule.

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

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

         The Company's stock is listed on the Nasdaq National Market under the trading symbol "MWAR." The closing price of the Company's common stock, no par value (the "Common Stock"), as reported by the Nasdaq National Market as of April 30, 1999 was $1.625 per share. The following table sets forth the low and high closing sales prices per share for the Company's common stock on the Nasdaq National Market for the quarter indicated.


     Fiscal 1998                                                            Low        High
      Quarter ended June 30, 1997                                          $6.188     $10.250
      Quarter ended September 30, 1997                                     $4.875      $8.500
      Quarter ended December 31, 1997                                      $3.500      $6.125
      Quarter ended March 31, 1998                                         $4.130      $6.250

     Fiscal 1999                                                            Low         High

      Quarter ended June 30, 1998                                          $4.500      $6.000
      Quarter ended September 30, 1998                                     $3.063      $4.875
      Quarter ended December 31, 1998                                      $1.563      $3.500
      Quarter ended March 31, 1999                                         $1.875      $4.375


         As of April 30, 1999, there were approximately 300 shareholders of record of the Company's Common Stock. Certain recordholders are brokers and other institutions holding on behalf of shareholders. The Company has estimated the total number of such shareholders to be 5,000.

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

(In thousands, except per share data)

                                                                  Year ended March 31,
                                        -----------------------------------------------------------------------
                                              1995          1996           1997          1998         1999
Revenues                                    $18,899       $23,655        $26,134       $17,724       $16,615
Cost of revenues                              3,755         5,100          6,969         5,946         4,844
                                        -------------- ------------- ------------- ------------- --------------
Gross profit                                 15,144        18,555         19,165        11,778        11,771

Operating expenses:
   Research & development                     5,649         5,009          7,155         7,223         6,772
   Sales & marketing                          5,614         8,421         10,819        10,148        11,474
   General & administrative
                                              3,330         3,899          3,415         4,485         3,578
   Special charges                              166             -            438           940             -
                                        -------------- ------------- ------------- ------------- --------------

                                             14,759        17,329         21,827        22,796        21,824
                                        -------------- ------------- ------------- ------------- --------------

Operating profit(loss)                          385         1,226         (2,662)      (11,018)      (10,053)

Other income (expense):
   Foreign currency gain
    (loss), net                                 293            13            (30)          (79)           91
   Gain on sale of land
    and building                                  -             -              -           215           140
   Gain on sale
    of investment                                 -             -              -           881             -
   Interest (expense)
    income, net                                (132)          283          1,118           265           (35)
                                        -------------- ------------- ------------- ------------- --------------
                                                161           296          1,088         1,282           196

                                        -------------- ------------- ------------- ------------- --------------
Earnings (loss) before
 income taxes                                   546         1,522         (1,574)       (9,736)       (9,857)
Income tax(benefit)
 expense                                       (375)          146             (3)          210            81

Net earnings (loss)                            $921        $1,376        ($1,571)      ($9,946)      ($9,938)
                                        -------------- ------------- ------------- ------------- --------------
                                        -------------- ------------- ------------- ------------- --------------
Basic earnings (loss)
 per share (1)                                $0.09         $0.12         ($0.11)       ($0.69)       ($0.68)
                                        -------------- ------------- ------------- ------------- --------------
                                        -------------- ------------- ------------- ------------- --------------

Shares used in per share calculation
 - basic (1)                                 10,402        11,090         13,754        14,378        14,718
                                        -------------- ------------- ------------- ------------- --------------
                                        -------------- ------------- ------------- ------------- --------------
Diluted earnings (loss)
 per share (1)                                $0.08         $0.11         ($0.11)       ($0.69)       ($0.68)
                                        -------------- ------------- ------------- ------------- --------------
                                        -------------- ------------- ------------- ------------- --------------

Shares used in
 per share calculation
 - diluted (1)                               12,063        12,930         13,754        14,378        14,718
                                        -------------- ------------- ------------- ------------- --------------
                                        -------------- ------------- ------------- ------------- --------------



                                                                  As of March 31,
                                        -----------------------------------------------------------------------
                                            1995           1996          1997          1998          1999
Balance Sheet Data:
   Cash & short-term
    investments                              $1,516       $12,337         $19,962     $13,620       $ 7,527
   Working capital                            1,479        13,300          23,024      14,414         7,908
   Total assets                              12,124        24,938          49,083      37,499        27,534
   Total long-term
    debt (2)                                  1,446         1,227           8,076       6,984         6,918
   Total shareholders'
    equity                                    5,559        18,543          34,726      25,356        15,943


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

FORWARD-LOOKING INFORMATION IS SUBJECT TO RISK AND UNCERTAINTY
         This discussion and analysis of the Company's financial condition and results of operations includes forward-looking statements that involve risk and uncertainty, including management's expectations for fiscal 2000 and known trends and uncertainties in the business. Words such as "expects", "anticipates", "intends", "believes", "plans", "seeks", "estimates" and similar expressions or variations of these words are intended to identify forward-looking statements, but are not the only means of identifying forward-looking statements. Additionally, statements that refer to Microware's estimated or anticipated future results, sales or marketing strategies, new product development or performance or other non-historical facts are forward-looking and reflect Microware's current perspective of existing information. Forward-looking statements are inherently subject to risks and uncertainties that cannot be predicted or quantified, and actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements depending on a variety of factors including the volume and timing of orders received during the quarter, the Company's ability to successfully market its products, the Company's ability to keep pace with its competition and with rapid technological change, the Company's ability to manage turnover in its sales and marketing and other personnel and to attract and maintain personnel generally, as well as other risk factors mentioned throughout this Annual Report and in the Company's other filings with the Securities and Exchange Commission. Readers are urged not to place undue reliance on forward-looking statements and Microware disclaims any obligation to update any of the forward-looking statements contained in this Report to reflect any future events or developments. The Company's operating results have varied significantly from quarter to quarter in the past, and the future operating results of the Company may fluctuate as a result of the above and other risk factors detailed in this Annual Report and other documents filed by the Company with the Securities and Exchange Commission. Due to all of the foregoing factors, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as an indication of future performance. In prior years, the Company's actual financial performance has not always met market expectations and the Company has experienced significant quarterly losses. It is likely that, in some future quarter, the Company's financial performance will again fall below market expectations.

OVERVIEW
         Microware develops, markets and supports real-time operating system software and high-level language compilers used in consumer electronics, communications, process control and factory automation, scientific research, and government/defense applications. Microware's product line is built around the OS-9 family of real-time operating systems for advanced microprocessors. The Company's OS-9 product family includes options for programming languages, networking, graphical interfaces and productivity tools. Substantially all of the Company's revenues in the last and current fiscal years have been derived from licenses and related services from the OS-9 product family.

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

                                                                        ($ in thousands)

                                                               Amounts and Percentage of Revenues
                                        ----------------------------------------------------------------------------------
                                                                      Years ended March 31,
                                        ----------------------------------------------------------------------------------
                                                  1997                       1998                         1999
Revenues:                               -------------------------     ----------------------     -------------------------
  Product                                    $16,586        64%         $12,047          68%         $12,313         74%
  Services                                     9,548        36            5,677          32            4,302         26
                                             -------       ---          -------         ---          -------        ---
                                              26,134       100           17,724         100           16,615        100
                                             -------       ---          -------         ---          -------        ---
Cost of revenues:
  Product                                      3,046        12            2,745          15            2,613         16
  Services                                     3,923        15            3,201          18            2,231         13
                                             -------       ---          -------         ---          -------        ---
                                               6,969        27            5,946          33            4,844         29
                                             -------       ---          -------         ---          -------        ---
    Gross profit                              19,165        73           11,778          67           11,771         71
                                             -------       ---          -------         ---          -------        ---
Operating expenses:
  Research &  development                      7,155        27            7,223          41            6,772         41
  Sales and marketing                         10,819        41           10,148          57           11,474         69
  General & administrative                     3,415        13            4,485          25            3,578         21
  Special charges                                438         2              940           6                -          -
                                             -------       ---          -------         ---          -------        ---
                                              21,827        83           22,796         129           21,824        131
                                             -------       ---          -------         ---          -------        ---
      Operating loss                          (2,662)      (10)         (11,018)        (62)         (10,053)       (60)
                                             -------       ---          -------         ---          -------        ---
Other income (expense):
  Foreign currency (loss) gain, net              (30)        *              (79)          *               91          *
  Gain on sale of land and building                -         -              215           1              140          1
  Gain on sale of investment                       -         -              881           5                -          -
  Interest income (expense), net               1,118         4              265           1              (35)         *
                                             -------       ---          -------         ---          -------        ---
                                               1,088         4            1,282           7              196          1
                                             -------       ---          -------         ---          -------        ---
    Loss before income tax (benefit)
         expense                              (1,574)       (6)          (9,736)        (55)          (9,857)       (59)
Income tax (benefit) expense                      (3)        *              210           1               81          *
                                             -------       ---          -------         ---          -------        ---
    Net loss                                 $(1,571)       (6)%        $(9,946)        (56)%        $(9,938)       (59)%
                                             -------       ---          -------         ---          -------        ---
                                             -------       ---          -------         ---          -------        ---


*Insignificant

FISCAL YEAR ENDED MARCH 31, 1999 COMPARED TO FISCAL YEAR ENDED MARCH 31, 1998

         REVENUES. Total revenues decreased 6.3% or $1.1 million, from $17.7 million in fiscal 1998 to $16.6 million in fiscal 1999. During fiscal 1998, the Company experienced significant turnover in its sales personnel, particularly in North America and Japan. During fiscal 1999, the turnover in Japan was stabilized; however the Company experienced significant attrition in its marketing personnel and continued to experience significant turnover in its North American sales personnel. The significant turnover experienced by the Company has had, and may continue to have, an adverse effect on the Company's operations, the extent of which cannot presently be determined. Product revenues increased 2.2%, or $266,000, from $12.0 million in fiscal 1998 to $12.3 million in fiscal 1999. The increase in product revenues from fiscal 1998 to fiscal 1999 primarily stemmed from non-refundable prepaid royalties and license fees from Motorola for the Company's Digital TV and Java product offerings. The Company continues to be negatively impacted by the slower than anticipated emergence of various target markets, such as cellular phones, two-way paging, personal Internet devices and digital and interactive television. Product revenues from certain strategic customers including Motorola, Northern Telecom Ltd., Ericsson and the Company's DAVID licensees, continued to fall below management expectations. Future growth in product revenues will continue to be substantially dependent on the Company's ability to develop cost effective sales channels in North America and abroad and the Company's customers' timely and successful development and distribution of new products using the Company's products. Each of these factors makes product revenues difficult to accurately forecast on a quarterly or annual basis. Services revenues decreased 24.2%, or $1.4 million, from $5.7 million in fiscal 1998 to $4.3 million in fiscal 1999. The decrease in services revenues primarily resulted from a decrease in funded development of advanced processor ports along with, to a lessor extent, a reduction in DAVID custom services.

         International revenues represented 50%, 59% and 64% of total revenues in fiscal 1997, 1998 and 1999, respectively. The percentage increase in fiscal 1999 resulted primarily from a reduction in U.S. revenue compounded by an overall increase in revenues from Europe. The Company expects international sales to continue to represent a significant portion of its revenues although the percentage may fluctuate from period to period. In Europe and Japan, revenues and expenses are primarily denominated in local currencies. The Company's operating and pricing strategies take into account changes in exchange rates over time. However, the Company's results of operations may be significantly affected in the short-term by fluctuations in foreign currency exchange rates.

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

         Total cost of revenues decreased 18.5%, or $1.1 million, from $5.9 million in fiscal 1998 to $4.8 million in fiscal 1999. Overall cost of revenues decreased due to the reduction in total revenues. As a percentage of product revenues, cost of product revenues decreased from 22.8% in fiscal 1998 to 21.2% in fiscal 1999. Cost of product revenues decreased as a percentage of product revenues primarily as a result of marginal efficiencies achieved in the direct costs of producing, packaging and shipping products to customers. As a percentage of services revenues, cost of services revenues decreased from 56.4% in fiscal 1998 to 51.9% in fiscal 1999. The percentage decrease between periods primarily resulted from higher margin custom contract engineering work being performed during fiscal 1999 as compared fiscal 1998.

         RESEARCH AND DEVELOPMENT. Research and development expense includes expenses associated with the development of new products and the enhancements of existing products, and consists primarily of employee salaries and related expenses. Research and development expense decreased 6.2%, or $451,000, from $7.2 million in fiscal 1998 to $6.8 million in fiscal 1999. The reduction in research and development expense is a primary result of fewer engineers employed by the Company during fiscal 1999. The Company has made substantial investments in product development. The Company believes that its future success will depend in large part on its ability to enhance its existing products, to develop new products and to maintain technological competitiveness. Consequently, the Company anticipates that it will continue to commit substantial resources to product development in the future.

         SALES AND MARKETING. Sales and marketing expense consists primarily of sales and marketing personnel related costs, including sales commissions. Sales and marketing expense also includes costs of advertising, public relations and attendance at industry trade shows. Sales and marketing expense increased 13.1%, or $1.3 million, from $10.2 million in fiscal 1998 to $11.5 million in fiscal 1999. The overall increase was primarily attributable to the Company's continued investment in its domestic and international sales and distribution channels and support infrastructures. In fiscal 2000, the Company expects to continue investing in the expansion and development of its sales channels and the upgrading of its infrastructure in addition to increasing marketing activity associated with the release of new products.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of personnel costs for administration, finance, human resources and facilities management, as well as legal, auditing and certain recruiting and relocation expenses. General and administrative expenses decreased 20.2%, or $907,000, from $4.5 million in fiscal 1998 to $3.6 million in fiscal 1999. The decrease in general administrative expenses primarily resulted from a reduction in recruiting and relocation costs along with costs associated with the move to the Company's new headquarters facility.

         SPECIAL CHARGES. No special charges were incurred during the 1999 fiscal year. During the fiscal year ended March 31, 1998, the Company determined that due to revised estimates of the marketability of certain products under development, a special charge of $940,000 was appropriate to more adequately reflect the residual value of certain intangible assets. Included in this charge was approximately $566,000 of deferred development costs in the form of prepaid royalties, approximately $202,000 relating to goodwill associated with MicroMall, Inc., a subsidiary of the Company, and approximately $172,000 relating to the write-off of previously capitalized purchased technology.

         OTHER INCOME (EXPENSE). Other income decreased 84.7%, or $1.1 million, from $1.3 million in fiscal 1998 to $196,000 in fiscal 1999. The decrease between periods resulted from gains on the sale of the Company's interest in Unwired Planet Inc. and its former headquarters facility of $881,000 and $215,000, respectively, in fiscal 1998. In addition, other income decreased due to a reduction of interest income due to cash used in operations, and an increase in interest expense related to the Company's long-term debt on its new headquarters facility.

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

         COST OF REVENUES. Total cost of revenues decreased 14.7%, or $1.0 million, from $7.0 million in fiscal 1997 to $6.0 million in fiscal 1998. Overall cost of revenues decreased due to the reduction in total revenues. As a percentage of product revenues, cost of product revenues increased from 18.4% in fiscal 1997 to 22.8% in fiscal 1998. Cost of product revenues increased as a percentage of product revenues primarily as a result of an increase in amortization expense relating to purchased software and an increase in direct third party royalty expense. Amortization of capitalized software amounted to $201,000 and $151,000 in fiscal 1997 and 1998, respectively. As a percentage of services revenues, cost of services revenues increased from 41.1% in fiscal 1997 to 56.4% in fiscal 1998. The percentage increase between periods primarily resulted from small, lower margin custom contract engineering work being performed during fiscal 1998 compared to large, higher margin custom contract engineering work being performed in fiscal 1997.

         RESEARCH AND DEVELOPMENT. Research and development expense remained at $7.2 million in fiscal 1997 and 1998 although such expense constituted a greater percentage of revenues in fiscal 1998 due to lower revenues.

         SALES AND MARKETING. Sales and marketing expense decreased 6.2%, or $671,000, from $10.8 million in fiscal 1997 to $10.2 million in fiscal 1998. The overall decrease was primarily attributable to significant turnover in the Company's sales force in North America and Japan.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses increased 31.3%, or $1.1 million, from $3.4 million in fiscal 1997 to $4.5 million in fiscal 1998. The increase in general administrative expenses resulted from costs incurred due to organizational changes in the Company's operations during fiscal 1998. These costs included severance and related benefits associated with the elimination and resignation of employees of approximately $175,000, moving costs to the Company's new headquarters facility of approximately $80,000 and recruiting and relocation costs associated with the hiring of new executive management and sales personnel in the U.S. and Japan of approximately $700,000.

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

VARIABILITY OF QUARTERLY OPERATING RESULTS

         The Company's revenues and operating results have varied substantially from quarter to quarter and should not be relied upon as an indication of future performance. The Company believes its revenues may fluctuate from quarter to quarter depending upon such factors as new product introductions by the Company or others, seasonality of customer buying patterns, the Company's sales commission plan, renewals of product licenses by customers, product development and marketing expenses, changes in Company and competitors' pricing policies, the timing of significant orders, the mix of products sold, the mix of international versus domestic revenues, currency fluctuations, the existence of product errors and the hiring and training of additional staff. Furthermore, delays in closing product licensing transactions or in completion of custom contract engineering work during any quarter could cause quarterly revenues and net earnings for that quarter to fall below anticipated levels. The Company derives a significant portion of its revenues from a relatively small number of large account customers, therefore any delay in the consummation of business with this small number of customers could significantly impact the Company's quarterly performance. The majority of the Company's revenues in a quarter has been historically derived from orders received in the last month of that quarter, which makes the Company's financial performance more susceptible to an unexpected downturn in business and makes quarterly results difficult to forecast. In addition, the Company's expense levels are based on present expectations of future revenue levels, and a shortfall in revenues could result in a disproportionate decrease in the Company's net earnings. As the markets in which the Company compete mature and as new and existing companies compete for customers, price competition is likely to intensify and such competition could adversely affect quarterly operating results. Variations in product mix may also affect gross profit margin percentages. Therefore, although the Company's revenues and gross profit in any period may increase in absolute terms, such an increase may result in lower gross profit margin percentages.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has historically funded its operations primarily through cash flow from operations, the sale of common and preferred stock and, to a lesser extent, long-term debt. At March 31, 1999, the Company had approximately $7,480,000 in working capital and $7,527,000 in cash and short-term investments as compared to $14,414,000 in working capital and $13,620,000 in cash and short-term investments at March 31, 1998. The decrease in working capital and cash and short-term investments resulted principally from the use of cash during fiscal 1999 for operating activities.

         Cash used in operating activities amounted to $3,155,000, $8,859,000 and $6,310,000 for fiscal years 1997, 1998 and 1999, respectively. The cash used in operations in fiscal 1998 primarily resulted from the net loss of $9,946,000. Additionally significant uses of cash resulted from an increase in other assets (including purchased software) of $2,843,000 and a decrease in accounts payable of $1,144,000. These uses of cash in fiscal 1998 were partially offset by a decrease in trade receivables of $2,837,000 and other reconciling items of $2,238,000. The cash used in operations in fiscal 1999 primarily resulted from the net loss of $9,938,000.

         Cash provided by (used in) investing activities was ($27,297,000), $4,558,000 and $6,799,000 for fiscal years 1997, 1998 and 1999, respectively. In fiscal 1997, uses of cash resulted from approximately $7,300,000 of cash being used to purchase land and construct the Company's new corporate headquarters facility. In addition, an approximate net $13,200,000 of cash was used to purchase of short-term investments and $5,000,000 was used to purchase the equity investment in Unwired Planet Inc. In fiscal 1998, cash provided by investing activities resulted principally due to proceeds from the sale of the Company's equity investment in Unwired Planet Inc., and the Company's former headquarters facility of $5,885,000 and $1,640,000, respectively, offset principally by capital expenditures. In fiscal 1999, cash provided by investing activities resulted principally from net maturities of short-term investments of $6,924,000.

         Cash provided by (used in) financing activities was $24,972,000, ($508,000) and $186,000 for fiscal years 1997, 1998 and 1999, respectively. The cash from financing activities in fiscal 1997 resulted primarily from the issuance of approximately $17,600,000 in common stock in connection with the Company's initial public offering and proceeds of approximately $6,900,000 on the Company's construction loan on its new head quarters facility. In fiscal 1998, cash used in financing activities primarily resulted from the payoff of the Company's construction note, partially offset by proceeds received on the Company's new long-term promissory note and the issuance of common stock resulting from stock options exercised. In fiscal 1999, cash provided by financing activities primarily resulted from proceeds received from the issuance of common stock due to stock options exercised.

         As of March 31, 1999, the Company had approximately $6,918,000 of long-term debt, including current portion, outstanding relating to its headquarters building. Monthly payments are $49,000, including interest at 7.46%, with the unpaid balance due January 1, 2008. In accordance with the loan agreement, the Company has provided the lender an irrevocable standby letter of credit in the amount of $724,000. In order to obtain the irrevocable standby letter of credit, the Company has pledged a $724,000 U.S. Treasury note as collateral. See Note 5 of Notes to Consolidated Financial Statements.

         Management believes current working capital and its $1.0 million bank line of credit will be adequate to meet the Company's future working capital, new product development and capital expenditure requirements at least through the end of fiscal 2000.

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

         The Company anticipates that international sales will continue to account for a significant portion of net sales in the foreseeable future. This dependence on international operations subjects the Company to certain risks, including tariffs and other barriers, difficulty in staffing and managing foreign subsidiary operations, difficulty in managing distributors and resellers, difficulty in accounts receivable collection, foreign currency exposure and adverse tax consequences. The Company is also subject to the risks associated with the imposition of protective import or export legislation and regulations by the United States or other countries. The Company cannot predict whether quotas, duties, taxes or other charges or restrictions will be implemented on the Company's products in the future. There can be no assurance that these factors or the adoption of restrictive policies will not have a material adverse effect on the Company's business, financial condition and results of operations.


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

YEAR 2000 ISSUES

         Many currently installed computer systems and software products include coding to accept only two-digit entries in the date code field instead of four digit entries and therefore cannot distinguish dates prior to January 1, 2000 from dates on or after January 1, 2000. Systems and software that do not properly recognize such information may generate erroneous data or fail. Such systems need to be upgraded or replaced in order to function properly or, in other words, be Year 2000 compliant. Significant uncertainty exists in the computer systems and software industry concerning the potential effects associated with non-compliance.

         Microware has conducted Year 2000 compliance reviews of current versions of its products. The reviews include assessment, implementation, validation, testing and contingency planning. Microware believes that all of its most current product releases are Year 2000 compliant. However, there can be no assurance that all of Microware's customers will implement these compliant releases in a timely manner. This could lead to failure of customer systems and product liability claims against Microware. While copies of old versions of Microware's software may be embedded in deployed products, some of which may be used in mission critical functions, Microware has made Year 2000 compliant upgrades commercially available to all of its past licensees, and believes that the terms of its license agreements preclude any liability for Year 2000 compliance-related failures in such products. However, even if Microware products are Year 2000 compliant, Microware may be subject to claims based on Year 2000 compliance issues in the products of other companies or issues arising from the integration of multiple products within a system. The costs of defending and resolving Year 2000 compliance-related disputes, including consequential damages, could have a material adverse effect on Microware's business, financial condition and results of operations.

         As part of its compliance program, Microware has tested software obtained from third parties which has been integrated with Microware products and in addition has sought assurances from respective third parties that their software is Year 2000 compliant. However, despite this testing by Microware and assurances provided by third party suppliers, third party software may not be Year 2000 compliant. Errors or defects in Microware or third party products may result in loss of revenue, diversion of product development resources or other damage to Microware which could have a material adverse effect on Microware's business, financial condition and results of operations.

         Microware has initiated an assessment of its worldwide business systems, which include, product development, sales and marketing, finance, human resources and order fulfillment systems. Microware is working with and monitoring critical suppliers to determine that their products and/or services are year 2000 compliant. Microware believes the software and hardware it uses internally is presently Year 2000 compliant and is not aware of any material operational issues or costs that will be incurred in the future. However, Microware provides no assurance that it will not incur materially adverse consequences caused by undetected Year 2000 compliant errors or defects in its business systems.

         All costs associated with Microware's Year 2000 compliance are expensed as incurred and have not been accounted for separately. These costs to date have not been material. Additional costs related to Year 2000 compliance are not expected to be material. Microware is currently developing contingency plans to be implemented as part of its Year 2000 compliance efforts. Depending on the system in question, these plans could include accelerated replacement of affected equipment, increased work hours for Company personnel or use of contract personnel or possible manual workarounds, in addition to other similar approaches. If Microware is required to implement contingency plans, it could have a materially adverse effect on Microware's business, financial condition and results of operations.

         Microware's ability to achieve Year 2000 compliance, in all areas of its business, could be adversely effected by, among other things, the availability and cost of programming and testing resources, vendors' or suppliers' ability to modify proprietary software and other unanticipated problems identified in Year 2000 compliance reviews and assessments. Such difficulties could have a material adverse effect on Microware's business, financial condition and results of operations.

"EURO" ISSUES
         On January 1, 1999, the European Union ("EU") introduced a new currency (the "Euro"). The Euro is intended to enable the EU to blend the economies of the EU's member states into one large market with unrestricted and unencumbered trade and commerce across borders. Eleven European countries are participating in the first membership wave, namely the Netherlands, Belgium, Luxembourg, Germany, France, Ireland, Finland, Austria, Italy, Spain and Portugal. Other member states are expected to join in the years to come. Legacy currencies will remain legal tender in the participating countries for a transition period between January 1999 and January 2002. During the transition period, non-cash payments can be made in the Euro, and parties can elect to pay for goods and services and transact business using either the Euro or a legacy currency. The Company does not presently expect that the introduction and use of the Euro will have a material adverse effect on the Company's financial position, results of operations or cash flows during the transition period. The significant requirement of companies during the transitionary period is the ability to invoice and accept payment in Euro denominated transactions if a customer makes this request. The Company will continue to evaluate issues involving the introduction of the Euro.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE SENSITIVITY
         Microware's exposure to market risk associated with changes in interest rates relates primarily to debt obligations as all financial assets are short term in nature. The Company is exposed to changes in fair values of its long-term debt that carries a fixed interest rate. As discussed in Note 5 of Notes to Consolidated Financial Statements, Microware had total long-term debt of $6,918,000 at March 31, 1999.

FOREIGN CURRENCY RISK
         Microware transacts business in various foreign currencies, primarily Japanese yen and certain European currencies, as discussed in Item 1 and Note 10 of Notes to Consolidated Financial Statements, and accordingly is exposed to fluctuations in foreign currency markets. The Company does not enter into foreign currency hedging transactions.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by this Item is contained in the financial statements set forth in Item 14(a) under the caption "Consolidated Financial Statements."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         None.

PART III

ITEMS 10-13

         The response to Items 10, 11, 12, and 13 are incorporated by reference to the information concerning the applicable subjects in the Company's Proxy Statement for the 1999 Annual Meeting of Shareholders, expected to be filed pursuant to Regulation 14A no later than 120 days following March 31, 1999.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

1.   Consolidated Financial Statements

     The following are included herein:
     Independent Auditors' Report
     Consolidated Balance Sheets as of March 31, 1998 and 1999
     Consolidated Statements of Operations for the three years ended March 31,
        1999
     Consolidated Statements of Shareholders' Equity for the three years ended March 31, 1999
     Consolidated Statements of Cash Flows for the three
        years ended March 31, 1999
     Notes to Consolidated Financial Statements


2. Exhibits. The following are filed herewith or are incorporated by reference to exhibits previously filed with the Commission:


EXHIBIT NO.                                 DESCRIPTION
----------------------------------------------------------------
3.1       Restated and Amended Articles of Incorporation of the Company, filed as Exhibit 3.1(a) to Pre-Effective
          Amendment No. 3 to the Company's Registration Statement on Form S-1 Reg. No. 33-99160-3 and hereby incorporated by reference.
3.2       Restated and Amended Bylaws of the Company, filed as Exhibit 3.2 to Pre-Effective Amendment No. 3 to the
          Company's Registration Statement on Form S-1 Reg. No. 33-99160-3 and hereby incorporated by reference.
4.1       Articles of Incorporation and Bylaws of the Company (included in Exhibits 3.1 and 3.2).
10.1      Stock and Warrant Purchase Agreement between the Company and Motorola, Inc. dated July 31, 1995, including Form of Warrant, filed as Exhibit 10.1 to the Company's Registration Statement on Form S-1
          Reg. No. 33-99160 and hereby incorporated by reference.
10.2      Shareholder Agreement among the Company, Kenneth B. Kaplan, and Motorola, Inc. dated July 31, 1995, filed as Exhibit 10.2 to the Company's Registration Statement on Form S-1 Reg. No. 33-99160 and hereby incorporated by reference.
10.3      Agreement among the Company, Kenneth B. Kaplan, Lawrence A. Crane, and the 1994 Series A Preferred Stock holders dated March 11, 1996, filed as exhibit 10.18 to Pre-Effective Amendment No. 3 to the Company's
          Registration Statement on Form S-1, Reg. No. 33-99160, and hereby incorporated by reference.
10.4      Software Development and License Agreement between the Company and Motorola, Inc. filed as Exhibit 10.17 to Pre-Effective Amendment No. 3 to the Company's Registration Statement on Form S-1, Reg. No.
          33-99160, and hereby incorporated by reference.
10.5      1991 Stock Option Plan of the Company, filed as Exhibit 10.6 to the Company's Registration Statement on
          Form S-1, Reg. No. 33-99160, and hereby incorporated by reference.
10.6      1992 Stock Option Plan of the Company, filed as Exhibit 10.7 to the Company's Registration Statement on
          Form S-1, Reg. No. 33-99160, and hereby incorporated by reference.



10.7      1995 Stock Option Plan of the Company, as amended, filed as Exhibit
          10.8 to the Form 10-K Report of the Company for the fiscal year ended
          March 31, 1998, and hereby incorporated by reference.
10.8      401(k) Plan of the Company, filed as Exhibit 10.9 to the Company's Registration Statement on Form S-1,
          Reg. No. 33-99160, and hereby incorporated by reference.
10.9      Non-Contributory Profit Sharing Plan of the Company, filed as Exhibit 10.10 to the Company's
          Registration Statement on Form S-1, Reg. No. 33-99160, and hereby incorporated by reference.
21        Subsidiaries of the Registrant.
23        Consent of KPMG Peat Marwick LLP
27        Financial Data Schedule (EDGAR version only).

(b) Reports on Form 8-K - None.

                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto authorized, on the 29th day of June, 1999.

                                                 MICROWARE SYSTEMS CORPORATION,
                                                    AN IOWA CORPORATION


                                                 By:  /S/ KENNETH B. KAPLAN
                                                       Kenneth B. Kaplan,
                                                       President and Chief
                                                       Executive Officer

         KNOW ALL PERSONS BY THESE PRESENTS, that the undersigned directors and officers of Microware Systems Corporation, an Iowa corporation, which is filing an Annual Report on Form 10-K with the Securities and Exchange Commission under the provisions of the Securities Exchange Act of 1934 as amended, hereby constitute and appoint Kenneth B. Kaplan, M. Denis Connaghan, George E. Leonard, Kent E. Thompson, and Arthur Don and each of them, each of their true and lawful attorneys-in-fact and agents; with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to the report to be filed with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all interests and purposes as each of them might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                SIGNATURE                                    TITLE                             DATE

          /S/ KENNETH B. KAPLAN            Chairman, President & Chief Executive
-----------------------------------------  Officer (Principal Executive Officer)
            Kenneth B. Kaplan                                                          June 29, 1999

          /S/ M. DENIS CONNAGHAN           Director, Executive Vice President, Chief
-----------------------------------------  Operating Officer and Secretary             June 29, 1999
           M. Denis Connaghan

          /S/ GEORGE E. LEONARD            Executive Vice President, Chief Financial
-----------------------------------------  Officer, Treasurer and Assistant
             George E. Leonard             Secretary (Principal Financial Officer)     June 29, 1999

          /S/ KENT E. THOMPSON             Chief Accounting Officer, Controller and
-----------------------------------------  Assistant Treasurer (Principal Accounting   June 29, 1999
            Kent E. Thompson               Officer)

            /S/ MARTIN ALLEN
-----------------------------------------  Director                                     June 29, 1999
              Martin Allen



          /S/ ROBERT W. BIGONY
-----------------------------------------  Director                                    June 29, 1999
            Robert W. Bigony


             /S/ ARTHUR DON
-----------------------------------------  Director                                    June 29, 1999
               Arthur Don


           /S/ JAMES A. GORDON
-----------------------------------------   Director                                   June 29, 1999
             James A. Gordon


          /S/ DANIEL P. HOWELL
-----------------------------------------   Director                                   June 29, 1999
            Daniel P. Howell


           /S/ DENNIS E. YOUNG
-----------------------------------------   Director                                   June 29, 1999
             Dennis E. Young

                           INDEPENDENT AUDITORS' REPORT



Board of Directors
Microware Systems Corporation:

      We have audited the accompanying consolidated balance sheets of Microware Systems Corporation and subsidiaries as of March 31, 1998 and 1999 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended March 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Microware Systems Corporation and subsidiaries at March 31, 1998 and 1999 and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 1999, in conformity with generally accepted accounting principles.


                                            KPMG PEAT MARWICK LLP

Des Moines, Iowa
April 23, 1999

                     MICROWARE SYSTEMS CORPORATION AND SUBSIDIARIES
                             Consolidated Balance Sheets
                      ($ in thousands, except per share amounts)

                                                                                                     March 31,
                                                                                             --------------------------
                                             Assets                                             1998           1999
                                             ------                                             ----           ----
Current assets:
      Cash and cash equivalents                                                            $      2,009    $     2,840
      Short-term investments (note 5)                                                            11,611          4,687
      Trade receivables, net of allowance
          for doubtful accounts of $502
          and $485 (notes 2 and 4)                                                                4,064          3,593
      Income taxes receivable                                                                         6            122
      Inventories (note 4)                                                                           66             71
      Prepaid royalties                                                                             370              -
      Prepaid expenses and other current assets                                                     780            438
      Deferred tax assets (note 6)                                                                  465            473
                                                                                             -----------     ----------
          Total current assets                                                                   19,371         12,224
                                                                                             -----------     ----------
Property and equipment, net (notes 3 and 5)                                                      13,663         12,516
                                                                                             -----------     ----------
Other assets:
      Intangible assets, net of amortization (notes 1 and 4)                                      3,050          2,007
      Deposits and other (note 4)                                                                 1,415            787
                                                                                             -----------     ----------
          Total other assets                                                                      4,465          2,794
                                                                                             -----------     ----------
                                                                                           $     37,499    $    27,534
                                                                                             -----------     ----------
                                                                                             -----------     ----------

See accompanying notes to consolidated financial statements.

                   MICROWARE SYSTEMS CORPORATION AND SUBSIDIARIES
                          Consolidated Balance Sheets
                    ($ in thousands, except per share amounts)


                                                                                                   March 31,
                                       Liabilities and                                  -----------------------------
                                     Shareholders' Equity                                    1998             1999
                                     --------------------                                    ----             ----
Current liabilities:
      Notes payable to banks (note 4)                                                   $        300     $         253
      Current installments of long-term debt (note 5)                                             66                71
      Accounts payable                                                                         1,386               927
      Accrued expenses                                                                         2,317             2,140
      Deferred revenues                                                                          832               812
      Income taxes payable                                                                        56               113
                                                                                          -----------      ------------
           Total current liabilities                                                           4,957             4,316
Long-term debt, less current installments (note 5)                                             6,918             6,847
Deferred income taxes (note 6)                                                                   268               428
                                                                                          -----------      ------------
           Total liabilities                                                                  12,143            11,591
                                                                                          -----------      ------------
Shareholders' equity (notes 7, 9 and 13):
      Series I preferred stock, no par value; 500,000
        shares authorized; none issued or outstanding                                              -                 -
      Common stock, voting, no par value; 50,000,000
        shares authorized; 14,778,092 and 15,154,992 shares issued;
        14,552,992 and 14,929,892 shares outstanding                                          36,735            37,065
      Retained earnings (deficit)                                                             (9,857)          (19,795)
      Cumulative adjustment from foreign currency translation                                   (745)             (550)
                                                                                          -----------      ------------
                                                                                              26,133            16,720
      Less cost of common shares acquired for the treasury,
        225,100 and 225,100 shares                                                               777               777
                                                                                          -----------      ------------
           Total shareholders' equity                                                         25,356            15,943
                                                                                          -----------      ------------
Commitments (note 14)
                                                                                        $     37,499     $      27,534
                                                                                          -----------      ------------
                                                                                          -----------      ------------

See accompanying notes to consolidated financial statements.

                      MICROWARE SYSTEMS CORPORATION AND SUBSIDIARIES

                           Consolidated Statements of Operations

                         ($ in thousands, except per share amounts)

                                                                                       Years ended March 31,
                                                                  -----------------------------------------------------------------
                                                                              1997                1998                  1999
                                                                              ----                ----                  ----
Revenues (notes 2 and 10):
      Product                                                          $         16,586    $          12,047    $           12,313
      Services                                                                    9,548                5,677                 4,302
                                                                         ---------------     ----------------     -----------------
                                                                                 26,134               17,724                16,615
                                                                         ---------------     ----------------     -----------------
Cost of revenues:
      Product                                                                     3,046                2,745                 2,613
      Services                                                                    3,923                3,201                 2,231
                                                                         ---------------     ----------------     -----------------
                                                                                  6,969                5,946                 4,844
                                                                         ---------------     ----------------     -----------------
            Gross profit                                                         19,165               11,778                11,771
                                                                         ---------------     ----------------     -----------------
Operating expenses:
      Research and development                                                    7,155                7,223                 6,772
      Sales and marketing                                                        10,819               10,148                11,474
      General and administrative                                                  3,415                4,485                 3,578
      Special charges (note 12)                                                     438                  940                     -
                                                                         ---------------     ----------------     -----------------
                                                                                 21,827               22,796                21,824
                                                                         ---------------     ----------------     -----------------
            Operating loss                                                       (2,662)             (11,018)              (10,053)
                                                                         ---------------     ----------------     -----------------

Other income (expense):
      Foreign currency (loss) gain, net                                             (30)                 (79)                   91
      Gain on sale of land and building                                               -                  215                   140
      Gain on sale of investment                                                      -                  881                     -
      Interest expense                                                             (106)                (465)                 (525)
      Interest income                                                             1,224                  730                   490
                                                                         ---------------     ----------------     -----------------
                                                                                  1,088                1,282                   196
                                                                         ---------------     ----------------     -----------------
            Loss before income tax (benefit) expense                             (1,574)              (9,736)               (9,857)
Income tax (benefit) expense (note 6)                                                (3)                 210                    81
                                                                         ---------------     ----------------     -----------------
            Net loss (note 10)                                         $         (1,571)   $          (9,946)   $           (9,938)
                                                                         ---------------     ----------------     -----------------
                                                                         ---------------     ----------------     -----------------


Basic loss per share                                                   $           (.11)   $            (.69)   $             (.68)
                                                                         ---------------     ----------------     -----------------
                                                                         ---------------     ----------------     -----------------
Shares used in per share calculation - basic                                     13,754               14,378                14,718
                                                                         ---------------     ----------------     -----------------
                                                                         ---------------     ----------------     -----------------
Diluted loss per share                                                 $           (.11)   $            (.69)   $             (.68)
                                                                         ---------------     ----------------     -----------------
                                                                         ---------------     ----------------     -----------------
Shares used in per share calculation - diluted                                   13,754               14,378                14,718
                                                                         ---------------     ----------------     -----------------
                                                                         ---------------     ----------------     -----------------

See accompanying notes to consolidated financial statements.

                 MICROWARE SYSTEMS CORPORATION AND SUBSIDIARIES

                 Consolidated Statements of Shareholders' Equity

                                ($ in thousands)

                                                                                        Accumulated
                                                                             Retained      other                   Total
                                                   Preferred     Common      earnings  comprehensive   Treasury shareholders'
                                                     stock        stock     (deficit)      loss         stock      equity
                                                   ---------     ------     ---------  -------------   -------- -------------
Balance at March 31, 1996                           $ 5,001     $ 13,094     $ 1,660     $ (435)       $ (777)     $ 18,543

Comprehensive loss
     Net loss                                             -            -      (1,571)         -             -        (1,571)
     Currency translation adjustments                     -            -           -       (303)            -          (303)
                                                                                                                   --------
        Total comprehensive loss                                                                                     (1,874)
Issuance of common shares of stock                        -       19,046           -          -             -        19,046
Legal and other fees incurred for
     issuance of common shares of stock                   -         (989)          -          -             -          (989)
Conversion of preferred stock to
     common stock upon initial public offering       (5,001)       5,001           -          -             -             -
                                                    -------    ---------   ---------    -------        ------      --------
Balance at March 31, 1997                                 -       36,152          89       (738)         (777)       34,726

Comprehensive loss
     Net loss                                             -            -      (9,946)         -             -        (9,946)
     Currency translation adjustments                     -            -           -         (7)            -            (7)
                                                                                                                   --------
        Total comprehensive loss                                                                                     (9,953)
Issuance of common shares of stock                        -          643           -          -             -           643
Legal and other fees incurred for
     issuance of common shares of stock                   -          (60)          -          -             -           (60)
                                                    -------     --------     -------     ------        ------      --------
Balance at March 31, 1998                                 -       36,735      (9,857)      (745)         (777)       25,356

Comprehensive loss
     Net loss                                             -            -      (9,938)         -             -        (9,938)
     Currency translation adjustments                     -            -           -        195             -           195
                                                                                                                   --------
        Total comprehensive loss                                                                                     (9,743)
Issuance of common shares of stock                        -          351           -          -             -           351
Legal and other fees incurred for
     issuance of common shares of stock                   -          (21)          -          -             -           (21)
                                                    -------      -------      ------     ------         ------     --------
Balance at March 31, 1999                           $     -     $ 37,065   $ (19,795)    $ (550)        $(777)     $ 15,943
                                                    -------      -------      ------     ------         ------     --------
                                                    -------      -------      ------     ------         ------     --------

See accompanying notes to consolidated financial statements.

                    MICROWARE SYSTEMS CORPORATION AND SUBSIDIARIES

                        Consolidated Statements of Cash Flows

                                ($ in thousands)

                                                                                                  Years ended March 31,
                                                                                      ---------------------------------------------
                                                                                         1997            1998           1999
                                                                                         ----            ----           ----
Cash flows from operating activities:
      Net loss                                                                      $      (1,571)  $     (9,946)  $     (9,938)
      Adjustments to reconcile net loss
          to net cash used in operating activities:
            Depreciation and amortization                                                   1,802          2,366          2,905
            Gain on sale of land and building                                                   -           (215)          (140)
            Write down of intangible and other assets                                           -            940              -
            Gain on sale of investment                                                          -           (881)             -
            Deferred income taxes                                                              17             74            150
            (Increase) decrease in trade receivables, net                                  (2,288)         2,837            526
            Decrease (increase) in income taxes receivable                                      4            201           (116)
            (Increase) decrease  in inventories                                               (58)            30             (5)
            (Increase) decrease in prepaid royalties                                       (1,005)            69            370
            (Increase) decrease in prepaid expenses and other current assets                  (95)          (469)           347
            (Increase) decrease in other assets                                            (1,749)        (2,843)           273
            Increase (decrease) in accounts payable                                           942         (1,144)          (499)
            Increase (decrease) in accrued expenses                                           905              8            (18)
            (Decrease) increase in deferred revenues                                           (9)           159           (221)
            (Decrease) increase in income taxes payable                                       (50)           (45)            56
                                                                                      ------------    -----------    -----------
            Net cash used in operating activities                                          (3,155)        (8,859)        (6,310)
                                                                                      ------------    -----------    -----------
Cash flows from investing activities:
      Capital expenditures                                                                 (9,089)        (4,559)          (790)
      Proceeds from sale of property and equipment                                              -          1,640            665
      Purchases of short-term investments                                                 (39,417)       (24,353)        (9,679)
      Maturities of short-term investments                                                 26,213         25,945         16,603
      Purchase of investment, at cost                                                      (5,004)             -              -
      Proceeds from sale of investment, net                                                     -          5,885              -
                                                                                      ------------    -----------    -----------
            Net cash (used in) provided by investing activities                           (27,297)         4,558          6,799
                                                                                      ------------    -----------    -----------
Cash flows from financing activities:
      Proceeds from issuance of notes payable to banks
          and long-term debt                                                                7,901         10,702              -
      Principal payments on notes payable to banks and long-term debt                      (1,553)       (11,793)          (144)
      Proceeds on issuance of common shares of stock                                       19,046            643            351
      Cost of issuance of common shares of stock                                             (422)           (60)           (21)
                                                                                      ------------    -----------    -----------
            Net cash provided by (used in) financing activities                            24,972           (508)           186
                                                                                      ------------    -----------    -----------
                                                                                           (5,480)        (4,809)           675
Effect of foreign currency exchange rate changes on cash                                      (99)            60            156
                                                                                      ------------    -----------    -----------
            Net (decrease) increase in cash and cash equivalents                           (5,579)        (4,749)           831
Cash and cash equivalents at beginning of year                                             12,337          6,758          2,009
                                                                                      ------------    -----------    -----------
Cash and cash equivalents at end of year                                            $       6,758   $      2,009   $      2,840
                                                                                      ------------    -----------    -----------
                                                                                      ------------    -----------    -----------

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

       INTANGIBLE ASSETS

       The balance of intangible assets as of March 31, 1998 and 1999 consisted of the following:

                                                                        1998
                                                   -----------------------------------------------
                                                                    Accumulated
                                                        Cost        amortization        Net
                                                        ----        -------------      -----
             Capitalized software
                  development costs                $      1,147   $        888     $      259
             Purchased software                           3,983          1,344          2,639
             Goodwill                                       323            323              -
             Patents, copyrights, and other                 518            366            152
                                                       --------       --------         ------
                                                   $      5,971   $      2,921     $    3,050
                                                       --------       --------         ------
                                                       --------       --------         ------

                                                                        1999
                                                   -----------------------------------------------
                                                                    Accumulated
                                                        Cost        amortization        Net
                                                        ----        -------------      -----
             Capitalized software
                  development costs                $      1,211   $      1,038     $      173
             Purchased software                           4,363          2,621          1,742
             Patents, copyrights, and other                 542            450             92
                                                       --------       --------         ------
                                                   $      6,116   $      4,109     $    2,007
                                                       --------       --------         ------
                                                       --------       --------         ------

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

       Amortization of capitalized software development costs is calculated as the greater of the ratio that current revenues bear to estimated future revenues or the straight-line method over the expected product life cycle of three years. Amortization of capitalized software development costs amounted to $201, $151, and $150 for the years ended March 31, 1997, 1998, and 1999, respectively.

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

       ADVERTISING

       Advertising costs incurred for the years ended March 31, 1997, 1998, and 1999 were $764, $687, and $810, respectively.

       REVENUE RECOGNITION

       The Company adopted the provisions of the American Institute of Certified
           Public Accountants' (AICPA) Statement of Position (SOP) 97-2, "Software Revenue Recognition," as amended by SOP 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2, "Software Revenue Recognition," effective April 1, 1998. SOP 97-2 and SOP 98-4 provide guidance on recognizing revenue on software transactions and supersede SOP 91-1. The adoption of SOP 97-2 and SOP 98-4 did not have a material impact on the Company's current licensing or revenue recognition practices. Product revenues primarily consist of software licenses and development tool products sold and royalties earned from equipment distributors. Software license fees are recognized as revenues upon contract signing and shipment of the software master copy. Sales of development tool products are recognized as revenues upon shipment. Royalties earned from equipment distributors are recognized as revenues when reported by the equipment distributors or upon written agreement for non-refundable prepaid royalties.

       Service revenues are derived primarily from custom contract engineering work, customer support (maintenance) agreements, and training and consulting services. Revenues from custom contract engineering work are recognized using the percentage of completion method. Maintenance revenues, including maintenance bundled with software license fees, are recognized ratably over the term of the related agreements. Revenues from training and consulting services are recognized as the services are rendered.

                     MICROWARE SYSTEMS CORPORATION AND SUBSIDIARIES

                       ($ in thousands, except per share amounts)

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RELATED MATTERS, CONTINUED

       REVENUE RECOGNITION, CONTINUED

       In December 1998, the AICPA released SOP 98-9, " Modification of SOP 97-2, `Software Revenue Recognition with Respect to Certain Transactions." SOP 98-9 amends SOP 97-2 to require that an entity recognize revenue for multiple element arrangements by means of the "residual method" when (1) there is vendor-specific objective evidence of the fair values of all the undelivered elements that are not accounted for by means of long-term contract accounting (2) vendor-specific objective evidence of fair value does not exist for one or more of the delivered elements, and (3) all revenue recognition criteria of SOP 97-2 (other than the requirement for vendor-specific objective evidence of the fair value of each delivered element) are satisfied. The provisions of SOP 98-9 extend the deferral of certain paragraphs of SOP 97-2 and became effective December 15, 1998. These deferred paragraphs of SOP 97-2 and SOP 98-9 will be effective for transactions that are entered into in fiscal years beginning after March 15, 1999. Retroactive application is prohibited. The adoption of this statement is not expected to have a material impact on the Company's operating results, financial position or cash flows.

       COMPUTATION OF NET EARNINGS (LOSS) PER SHARE

       Basic earnings (loss) per share (EPS) has been computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during the periods presented. Diluted EPS has been computed by dividing net earnings (loss) by the weighted average and, when dilutive, common equivalent shares outstanding during the periods presented. Dilutive common equivalent shares are calculated using the treasury stock method and consist of common stock issuable upon the exercise of options and warrants.

       COMPREHENSIVE INCOME (LOSS)

       On April 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". Comprehensive income is defined as the change in equity of a company during a period from transactions and other events and circumstances, excluding transactions resulting from investments by owners and distributions to owners. For the Company, the primary difference between net income and comprehensive income results from foreign currency translation adjustments. The adoption of SFAS No. 130 had no impact on the Company's results of operations.

       The Company's comprehensive income has been presented in the Consolidated
           Statements of Shareholders' Equity. As of March 31, 1999, accumulated other comprehensive loss consisted of foreign currency translation adjustments of $550.

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

       STOCK-BASED COMPENSATION

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

       RECENT ACCOUNTING PRONOUNCEMENTS

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

       At March 31, 1999 the Company had no customer whose trade receivable balance exceeded 10 percent of consolidated trade receivables.

       The activity in the Company's allowance for doubtful accounts for the years ended March 31, 1997, 1998, and 1999 consisted of the following:

                                        Balance at      Additions      Deductions,
                                        beginning      charged to        net of           Balance at
                                         of year        expenses       recoveries        end of year
                                        ----------     ----------      -----------
       Year ended March 31, 1997         $     366      $    754        $    485          $     635
                                        ----------     ----------      -----------        ----------
                                        ----------     ----------      -----------        ----------

       Year ended March 31, 1998         $     635      $    587        $    720          $     502
                                        ----------     ----------      -----------        ----------
                                        ----------     ----------      -----------        ----------
       Year ended March 31, 1999         $     502      $    103        $    120          $     485
                                        ----------     ----------      -----------        ----------
                                        ----------     ----------      -----------        ----------

(3)    PROPERTY AND EQUIPMENT

       Property and equipment consisted of the following:

                                                               March 31,
                                                        ------------------------
                                                          1998            1999
                                                        --------        --------
           Land and improvements                        $  2,529        $  2,004
           Building                                        8,426           8,426
           Furniture, fixtures, and equipment              3,264           3,647
           Research and development equipment              2,571           2,806
           Leasehold improvements                             49              49
                                                        --------        --------
                                                          16,839          16,932
           Accumulated depreciation and amortization       3,176           4,416
                                                        --------        --------
                                                        $ 13,663        $ 12,516
                                                        --------        --------
                                                        --------        --------

                   MICROWARE SYSTEMS CORPORATION AND SUBSIDIARIES

                     ($ in thousands, except per share amounts)

(4)    NOTES PAYABLE TO BANKS

       Microware has a $1,000 line of credit with a bank bearing interest at the bank's base rate. The line of credit matures on October 31, 1999 and is renewable annually. Funds advanced are secured by Microware's trade receivables, inventories, and intangible assets. There were no borrowings outstanding at March 31, 1998 or 1999.

       Microware Systems K.K. has credit agreements with various maturities.
           Outstanding balances at March 31, 1998 and 1999 totaled $300 and $253, respectively. The weighted average interest rate was 2.125 percent at March 31, 1999. The credit agreements are fully secured by Microware Systems K.K.'s deposit placed on its Tokyo office space.

(5)    LONG-TERM DEBT

       Long-term debt at March 31, 1998 and 1999 consisted of the following:

                                                                      1998          1999
                                                                  -----------   -----------
          Promissory note                                          $   6,984     $   6,918
          Less current installments                                       66            71
                                                                  -----------   -----------
               Long-term debt, excluding current installments      $   6,918     $   6,847
                                                                  -----------   -----------
                                                                  -----------   -----------

       On December 30, 1997, the Company, through its wholly owned subsidiary
           Microware Systems Corporate Park, Inc. executed a promissory note with GMAC Commercial Mortgage Corporation in the amount of $7,000. The note is secured by the Company's headquarters facility and associated real estate. In accordance with the agreement, the Company has provided GMAC an irrevocable standby letter of credit in the amount of $724. In order to obtain the irrevocable standby letter of credit, the Company has pledged a $724 U.S. Treasury note as collateral. Monthly payments are $49, including interest at 7.46 percent, with the unpaid balance due January 1, 2008.

       The aggregate maturities of long-term debt for each of the five years ending March 31, 2004 and thereafter are as follows:

                    2000                               $     71
                    2001                                     76
                    2002                                     82
                    2003                                     89
                    2004                                     96
                    Thereafter                            6,504
                                                       --------
                                                       $  6,918
                                                       --------
                                                       --------

       The carrying amount of the Company's long-term debt approximates the fair value as of March 31, 1999.

                  MICROWARE SYSTEMS CORPORATION AND SUBSIDIARIES

                    ($ in thousands, except per share amounts)

(6)    INCOME TAXES

       The provision for income taxes is based on losses before income tax expense (benefit) as follows:

                                                 1997         1998          1999
                                            -----------    ----------    ----------
             United States                  $   (1,404)    $  (7,940)    $  (8,908)
             Foreign                              (170)       (1,796)         (949)
                                            -----------    ----------    ----------
                                            $   (1,574)    $  (9,736)    $  (9,857)
                                            -----------    ----------    ----------
                                            -----------    ----------    ----------

       Components of income tax expense (benefit) for the years ended March 31, 1997, 1998, and 1999 consist of the following:

                                                        1997
                                         ------------------------------------
                                         Domestic      Foreign
                                          income        income        Total
                                         --------      -------      ---------
             Current                     $     34      $  (54)      $    (20)
             Deferred                          17           -             17
                                         --------      -------      ---------
                                         $     51      $  (54)      $     (3)
                                         --------      -------      ---------
                                         --------      -------      ---------

                                                        1998
                                         ------------------------------------
                                         Domestic      Foreign
                                          income        income        Total
                                         --------      -------      ---------
             Current                     $    121      $   15       $    136
             Deferred                          74             -           74
                                         --------      -------      ---------
                                         $    195      $   15       $    210
                                         --------      -------      ---------
                                         --------      -------      ---------

                                                        1999
                                         ------------------------------------
                                         Domestic      Foreign
                                          income        income        Total
                                         --------      -------      ---------
             Current                     $   (155)     $   86       $    (69)
             Deferred                         150           -            150
                                         --------      -------      ---------
                                         $     (5)     $   86       $     81
                                         --------      -------      ---------
                                         --------      -------      ---------

                   MICROWARE SYSTEMS CORPORATION AND SUBSIDIARIES

                    ($ in thousands, except per share amounts)

(6)    INCOME TAXES, CONTINUED

       Income tax expense (benefit) for the years ended March 31, 1997, 1998, and 1999 differs from the "expected" income tax expense (benefit) computed by applying the United States expected federal income tax rate of 34 percent to pretax income (loss) due to the following:

                                                                           1997         1998         1999
                                                                           ----         ----         ----
             Computed "expected" tax benefit                           $   (535)    $  (3,310)   $  (3,351)
             Increase (decrease) in taxes resulting from:
                  U.S. losses without current benefit                       660         2,682        2,912
                  Foreign losses without current benefit                    209           743          459
                  Utilization of foreign net
                      operating loss carryforwards                         (457)            -            -
                  Foreign taxes                                              99            77           86
                  Other                                                      21            18          (25)
                                                                           ------       ------       -------
                                                                       $     (3)    $     210    $      81
                                                                           ------       ------       -------
                                                                           ------       ------       -------

       The tax effects of temporary differences that give rise to deferred tax assets and liabilities at March 31, 1998 and 1999 are presented below:

                                                                                           March 31,
                                                                                 ------------------------------
                                                                                      1998           1999
                                                                                      ----           ----
         Deferred tax assets:
              U.S. net operating loss carryforwards                              $     7,048    $    10,294
              Foreign net operating loss carryforwards                                 1,042          1,211
              Post contract customer support unearned revenue                            189            201
              Compensation/benefits                                                       33             37
              Inventories                                                                 54              -
              Allowance for doubtful accounts                                            178            153
               Warranty reserve                                                           54             86
              Other                                                                       43              3
                                                                                     -------        -------
                  Total gross deferred tax assets                                       8,641        11,985
               Less valuation allowance                                                 8,090        11,512
                                                                                      -------       -------
                      Total deferred tax assets                                  $        551   $       473
                                                                                      -------       -------
                                                                                      -------       -------

         Deferred tax liabilities:
              Capitalized software costs                                                   93            62
              Property and equipment                                                      261           366
                                                                                      -------       -------
                  Total deferred tax liabilities                                          354           428
                                                                                      -------       -------

                  Net deferred tax assets                                        $        197   $        45
                                                                                       -------      -------
                                                                                       -------      -------

                  MICROWARE SYSTEMS CORPORATION AND SUBSIDIARIES

                   ($ in thousands, except per share amounts)

(6)    INCOME TAXES, CONTINUED

       The net deferred tax assets at March 31, 1998 and 1999, are composed of current deferred tax assets of $465 and $473, respectively, and noncurrent deferred tax liabilities of $268 and $428, respectively.

       The net change in the total valuation allowance for the years ended March
           31, 1998 and 1999 was an increase of $6,245 and $3,422, respectively, and relates primarily to increases in net operating loss carryforwards. Utilization of the U.S. and foreign net operating losses is dependent upon future taxable income generated in the respective U.S. and foreign subsidiaries. The Company recorded the valuation allowance due to its lack of history of consistent earnings in the U.S. and in a foreign subsidiary generating the net operating loss carryforwards. At March 31, 1999, the Company has U.S. net operating loss carryforwards for federal income tax purposes of approximately $28,600 (including approximately $9,300 from tax benefits related to employee stock options) which are available to offset future federal taxable income, if any, expiring as follows:
           $8,500 in 2012, $10,700 in 2013 and $9,400 in 2019. The foreign net operating loss carryforwards expire as follows: $1,860 in 2003 and $1,500 in 2004.

(7)    SHAREHOLDERS' EQUITY

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

(8)    PROFIT SHARING PLAN

       Microware has a contributory profit sharing plan for substantially all full-time employees. Under the contributory plan, Microware provides matching cash contributions based on qualified employee contributions, as well as certain other contributions. Microware's contributions to the contributory plan for the years ended March 31, 1997, 1998, and 1999 amounted to $131, $175, and $114, respectively.

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

       The 1989, 1991, 1992 and 1995 Plans had available 1,200,000, 512,000,
           496,000 and 2,070,000 total shares of common stock subject to option, respectively.

       Activity for the Company's Plans is as follows:

                                     1997                               1998                               1999
                       ---------------------------------  ---------------------------------  ---------------------------------
                          Number        Option Price         Number        Option Price          Number       Option Price
                         of Shares       Per Share          of Shares       Per Share          of Shares        Per Share
                         ---------       ---------          ---------       ---------          ---------        ---------
        Beginning
           balance       2,250,200     $0.50-3.125          2,060,691      $0.50-15.50         2,008,310      $0.50-15.50
        Issued             373,100    $10.00-15.50            978,250     $4.375-10.00         1,126,150       $1.94-5.88
        Exercised          391,009     $0.50-3.125            587,531      $0.50-3.125           376,900      $0.50-3.125
        Canceled           171,600          $3.125            443,100     $3.125-15.50           888,235      $1.94-15.50
                       ------------                       ------------                       ------------
        Ending
           balance       2,060,691     $0.50-15.50          2,008,310      $0.50-15.50         1,869,325      $0.50-15.50
                       ------------  -------------        ------------     ------------      ------------      -----------
                       ------------  -------------        ------------     ------------      ------------      -----------

       SFAS No. 123 requires proforma information regarding net earnings (loss) and net earnings (loss) per share be determined as if the Company has accounted for its stock options granted subsequent to December 15, 1994 under the "fair value" method. Under SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model with the following assumptions used for grants during fiscal 1997, 1998 and 1999: risk free interest rates of 6.25%, 6.0% and 5.0%, respectively; expected volatility of 80.89%, 88.40% and 90.0%, respectively; an expected option life of 6.0 years, 6.0 years, and 6.0 years, respectively; and no expected dividends for any year. As the Company was a nonpublic entity until April 2, 1996, it is permitted under SFAS No. 123 to use the "minimum value" method to value stock options granted prior to April 2, 1996. Under the "minimum value" method expected volatility is effectively zero. The weighted average fair value of stock options granted under the Plans for the years ended March 31, 1997, 1998, and 1999 were $10.80, $4.90 and $2.03, respectively.

       The Black-Scholes option valuation model was developed for use in estimating the fair-value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing option valuation models do not necessarily provide a reliable single measure of the fair value of its stock options.

                 MICROWARE SYSTEMS CORPORATION AND SUBSIDIARIES

                   ($ in thousands, except per share amounts)

(9)    STOCK OPTIONS, CONTINUED

       The Company applies the provisions of APB No. 25 and related interpretations in accounting for compensation expense under the Plans. Had compensation expense under the Plans been determined pursuant to SFAS No. 123, the Company's proforma net loss and net loss per share for the years ended March 31, 1997, 1998 and 1999 would have been as follows:

                                                          1997                  1998                  1999
                                                    -----------------     -----------------     ------------------
               Net loss:
                      As reported                   $     (1,571)         $     (9,946)         $     (9,938)
                      Proforma                      $     (2,763)         $    (10,954)         $    (10,976)

               Net loss per share:
                      As reported
                           Basic                    $      (0.11)         $     (0.69)          $      (0.68)
                           Diluted                  $      (0.11)         $     (0.69)          $      (0.68)
                      Proforma
                           Basic                    $      (0.20)         $     (0.76)          $      (0.75)
                           Diluted                  $      (0.20)         $     (0.76)          $      (0.75)

       The above proforma disclosures are not necessarily representative of the effects on reported net earnings (loss) for future years. Diluted loss per share does not include stock options exercisable (see below) as the exercise would have an antidilutive effect on the computation.

       The following table summarizes information about fixed stock options outstanding under the Plans at March 31, 1999:

                                Options Outstanding                                     Options Exercisable
       ----------------------------------------------------------------------    ----------------------------------
                                               Weighted-
                                                Average        Weighted-                             Weighted-
             Range of                          Remaining        Average                               Average
             Exercise            Number       Contractual      Exercise              Number           Exercise
              Prices          Outstanding         Life           Price             Exercisable         Price
              ------          -----------         ----           -----             -----------         -----
           $0.50 - 1.55          296,150          2.5          $ 1.1403              296,150        $  1.1403
           $1.56 - 3.10          812,650          9.8          $ 2.2387                    -        $       -
           $3.11 - 4.65          378,100          6.2          $ 3.2225              202,400        $  3.1327
           $4.66 - 6.20          111,250          9.0          $ 5.2723                1,250        $   5.375
           $6.21 - 7.75          261,175          7.6          $ 6.6323               52,415        $   6.664
          $13.95 - 15.50          10,000           .1          $  15.50               10,000        $   15.50
                             ------------                                        ------------
                               1,869,325          7.5          $ 3.1290              562,215        $  2.6374
                             ------------         ---          --------          ------------       ---------
                             ------------         ---          --------          ------------       ---------


                   MICROWARE SYSTEMS CORPORATION AND SUBSIDIARIES

                   ($ in thousands, except per share amounts)

(10)   FOREIGN OPERATIONS

       A summary of the Company's domestic and foreign operations as of and for the years ended March 31, 1997, 1998, and 1999 is presented below:

                                                                           1997
                                     U.S.        U.K.      Japan      France      Germany     Eliminations      Total
                                     ----        ----      -----      ------      -------     ------------      -----
       Revenues                  $  16,909    $  2,658   $   6,820  $   1,413    $     838   $    (2,504)     $  26,134
                                 ---------    --------   ---------  ---------    ---------   -----------      ---------
                                 ---------    --------   ---------  ---------    ---------   -----------      ---------
       Operating (loss) profit   $  (2,501)   $   (191)  $   1,041  $    (697)   $    (314)  $         -      $  (2,662)
                                 ---------    --------   ---------  ---------    ---------   -----------      ---------
                                 ---------    --------   ---------  ---------    ---------   -----------      ---------
       Net (loss) earnings       $  (1,456)   $   (137)  $   1,026  $    (682)   $    (322)  $         -      $  (1,571)
                                 ---------    --------   ---------  ---------    ---------   -----------      ---------
                                 ---------    --------   ---------  ---------    ---------   -----------      ---------
       Total assets              $  50,708    $  1,315   $   3,025  $     594    $     733   $    (7,292)     $  49,083
                                 ---------    --------   ---------  ---------    ---------   -----------      ---------
                                 ---------    --------   ---------  ---------    ---------   -----------      ---------
       Total liabilities         $  12,251    $  1,657   $   1,261  $   2,314    $   1,038   $    (4,164)     $  14,357
                                 ---------    --------   ---------  ---------    ---------   -----------      ---------
                                 ---------    --------   ---------  ---------    ---------   -----------      ---------

                                                                           1998
                                     U.S.       U.K.      Japan      France      Germany     Eliminations      Total
                                     ----       ----      -----      ------      -------     ------------      -----
       Revenues                  $  10,882   $  2,692   $   4,197   $   1,053    $   1,827    $   (3,068)     $   17,724
                                 ---------   --------   ---------   ---------    ---------    ----------      ----------
                                 ---------   --------   ---------   ---------    ---------    ----------      ----------
       Operating (loss) profit   $  (9,268)  $    (74)  $  (1,558)  $    (211)   $      93    $        -      $  (11,018)
                                 ---------   --------   ---------   ---------    ---------    ----------      ----------
                                 ---------   --------   ---------   ---------    ---------    ----------      ----------
       Net (loss) earnings       $  (8,135)  $    (81)  $  (1,544)  $    (262)   $      76    $        -      $   (9,946)
                                 ---------   --------   ---------   ---------    ---------    ----------      ----------
                                 ---------   --------   ---------   ---------    ---------    ----------      ----------
       Total assets              $  41,105   $  1,047   $   1,632   $     550    $     744    $   (7,579)     $   37,499
                                 ---------   --------   ---------   ---------    ---------    ----------      ----------
                                 ---------   --------   ---------   ---------    ---------    ----------      ----------
       Total liabilities         $  10,258   $  1,479   $   1,421   $   1,105    $     948    $   (3,068)     $   12,143
                                 ---------   --------   ---------   ---------    ---------    ----------      ----------
                                 ---------   --------   ---------   ---------    ---------    ----------      ----------

                                                                           1999
                                     U.S.       U.K.      Japan      France      Germany     Eliminations      Total
                                     ----       ----      -----      ------      -------     ------------      -----
       Revenues                  $   9,805    $  3,086   $   3,171  $   1,131    $   2,643    $   (3,221)     $   16,615
                                 ---------    --------   ---------  ---------    ---------    ----------      ----------
                                 ---------    --------   ---------  ---------    ---------    ----------      ----------
       Operating (loss) profit   $  (8,427)   $   (145)  $  (1,200) $    (358)   $      77    $        -      $  (10,053)
                                 ---------    --------   ---------  ---------    ---------    ----------      ----------
                                 ---------    --------   ---------  ---------    ---------    ----------      ----------
       Net (loss) earnings       $  (8,981)   $   (162)  $  (1,210) $     355    $      60    $        -      $   (9,938)
                                 ---------    --------   ---------  ---------    ---------    ----------      ----------
                                 ---------    --------   ---------  ---------    ---------    ----------      ----------
       Total assets              $  31,605    $  1,053   $   1,501  $     850    $   1,000    $   (8,903)     $   27,106
                                 ---------    --------   ---------  ---------    ---------    ----------      ----------
                                 ---------    --------   ---------  ---------    ---------    ----------      ----------
       Total liabilities         $   9,349    $  1,628   $   2,569  $     857    $   1,150    $   (4,390)     $   11,163
                                 ---------    --------   ---------  ---------    ---------    ----------      ----------
                                 ---------    --------   ---------  ---------    ---------    ----------      ----------

       Included in U.S. revenues are foreign export sales, of approximately
            $1,226, $690, and $553 during the years ended March 31, 1997, 1998, and 1999, respectively. Revenue eliminations represent primarily intercompany sales between the U.S. and foreign operations and royalties paid to the U.S. by foreign subsidiaries.

                 MICROWARE SYSTEMS CORPORATION AND SUBSIDIARIES

                   ($ in thousands, except per share amounts)

(11)   SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

       During the years ended March 31, 1997, 1998, and 1999, the Company paid interest of approximately $262, $701, and $519, respectively.

       Income taxes paid during the years ended March 31, 1997, 1998, and 1999 amounted to approximately $242, $95, and $13, respectively.

(12)   SPECIAL CHARGES

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

(13)   MOTOROLA STOCK AND WARRANT PURCHASE AGREEMENT

       On July 31, 1995, the Company entered into a Stock and Warrant Purchase Agreement (the Agreement) with Motorola, Inc. (Motorola) pursuant to which Motorola purchased 1,526,232 common shares of stock of the Company for $12,100 ($7.93 per share). In addition, pursuant to the Agreement, Motorola currently holds four separate warrants to purchase an additional 1,526,232 common shares of stock of the Company at an exercise price of $10.81 per share. These warrants are exercisable and expire at certain periods through July 31, 2001. The Agreement contains certain anti-dilution protection in the event of certain dividends, stock splits, reclassifications, or issuances of common shares of stock of the Company or rights thereto. Revenues from Motorola for the years ended March 31, 1997, 1998, and 1999 were $2,279, $1,428, and $2,227, respectively.

(14)   COMMITMENTS

       The Company leases certain domestic and foreign facilities under noncancelable operating leases. Minimum annual rental commitments at March 31, 1999 under all noncancelable operating leases are as follows:

                          2000                       $   284
                          2001                       $   199
                          2002                       $   165
                          2003                       $   149
                          2004                       $   149
                          Thereafter                 $   634

       Rental expense under cancelable and noncancelable operating leases was $922, $785, and $832 during the years ended March 31, 1997, 1998, and 1999, respectively.