Form 10-Q
period 1999-06-30
MICROWARE SYSTEMS CORP
filed 1999-08-13
CIK 1003383

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1999

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

                               Yes X No __

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         COMMON STOCK: 14,944,942 SHARES OUTSTANDING AS OF JUNE 30, 1999


                                 1 of 19

                          MICROWARE SYSTEMS CORPORATION
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1999



INDEX

PART I - FINANCIAL INFORMATION

       ITEM 1.      Financial statements

                    Consolidated Statements of Operations for the three month periods ended June 30, 1999 and 1998.

                    Consolidated Balance Sheets as of June 30, 1999 and March 31, 1999.

                    Consolidated Statements of Cash Flows for the three month periods ended June 30, 1999 and 1998.

                    Notes to Consolidated Financial Statements

       ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

       ITEM 3.      Quantitative and Qualitative Disclosures About Market Risks

PART II - OTHER INFORMATION

       ITEM 5.      Other Information

       ITEM 6.      Exhibits and Reports of Form 8-K

SIGNATURES

                                2 of 19

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying financial information is unaudited but, in the opinion of management, reflects all adjustments (which include only normally recurring adjustments) necessary for a fair presentation of the results for the periods shown. The unaudited consolidated financial statements and analyses should be read in conjuction with the audited consolidated financial statements and notes thereto for the year ended March 31, 1999 included in the Annual Report on Form 10-K previously filed with the Securities and Exchange Commission.

The results for the quarter ended June 30, 1999 are not necessarily indicative of the results to be expected for the entire year.



                                3 of 19

                          MICROWARE SYSTEMS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                   ($ in thousands, except per share amounts)


                                                    THREE MONTHS ENDED JUNE 30,
                                                 ---------------------------------
                                                   1999              1998
                                                 ---------         -------

REVENUES:
  Product                                        $  2,380         $  3,600
  Services                                            437            1,611
                                                 ---------         -------
                                                    2,817            5,211

COST OF REVENUES:
  Product                                             588              622
  Services                                            292              705
                                                 ---------         -------
                                                      880            1,327
                                                 ---------         -------
  GROSS PROFIT                                      1,937            3,884

OPERATING EXPENSES:
  Research & development                            1,518            1,738
  Sales & marketing                                 2,283            2,765
  General & administrative                            741              653
                                                 ---------         -------
    TOTAL OPERATING EXPENSE                         4,542            5,156
                                                 ---------         -------
    OPERATING LOSS                                 (2,605)          (1,272)
                                                 ---------         -------
OTHER INCOME AND (EXPENSE):
  Foreign currency loss, net                          (85)             (29)
  Interest income                                      68              158
  Interest expense                                   (130)            (134)
                                                 ---------         -------
                                                     (147)              (5)
                                                 ---------         -------
    LOSS BEFORE INCOME TAX EXPENSE                 (2,752)          (1,277)
  Income tax expense                                   77              111
                                                 ---------         -------
    NET LOSS                                    $  (2,829)       $  (1,388)
                                                 ---------         -------
                                                 ---------         -------
Loss per share                                   $  (0.19)        $  (0.10)
                                                 ---------         -------
                                                 ---------         -------
Shares used in per share calculation-basic         14,938           14,569
                                                 ---------         -------
                                                 ---------         -------
Diluted loss per share                           $  (0.19)        $  (0.10)
                                                 ---------         -------
                                                 ---------         -------
Shares used in per share calculation-diluted       14,938           14,569
                                                 ---------         -------
                                                 ---------         -------

See accompanying notes to consolidated financial statements.

                                4 of 19

                          MICROWARE SYSTEMS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                   ($ in thousands, except per share amounts)

                    ASSETS
                                                                   June 30, 1999         March 31,
                                                                    (unaudited)            1999
                                                                   -------------         ---------
CURRENT ASSETS:
  Cash and cash equivalents                                          $  2,333             $  2,840
  Short-term investments                                                3,687                4,687
  Trade receivables, net of allowance for doubtful
    accounts of $423 and $485                                           2,403                3,593
  Income taxes receivable                                                 120                  122
  Inventories                                                              73                   71
  Prepaid expenses and other current assets                               481                  438
  Deferred tax assets                                                     415                  473
                                                                   -------------         ---------
    TOTAL CURRENT ASSETS                                                9,512               12,224

PROPERTY AND EQUIPMENT:
  Land and improvements                                                 2,004                2,004
  Building                                                              8,426                8,426
  Furniture, fixtures & equipment                                       3,567                3,647
  Research and development equipment                                    2,667                2,806
  Leasehold improvements                                                   64                   49
                                                                   -------------         ---------
                                                                       16,728               16,932
  Accumulated depreciation and amortization                             4,496                4,416
                                                                   -------------         ---------
   NET PROPERTY AND EQUIPMENT                                          12,232               12,516

OTHER ASSETS:
  Intangible assets, net of amortization                                1,732                2,007
  Deposits and other                                                      834                  787
                                                                   -------------         ---------
    TOTAL OTHER ASSETS                                                  2,566                2,794
                                                                   -------------         ---------
                                                                    $  24,310            $  27,534
                                                                   -------------         ---------
                                                                   -------------         ---------

                                      5 of 19

                          MICROWARE SYSTEMS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (Continued)

                    Liabilities
                                                                   June 30, 1999      March 31,
                                                                    (unaudited)         1999
                                                                   -------------      ---------
CURRENT LIABILITIES:
  Notes payable to banks                                                 $  -          $  253
  Current portion of long-term debt                                        72              71
  Accounts payable                                                      1,110             927
  Accrued expenses                                                      1,789           2,140
  Deferred revenues                                                       819             812
  Income taxes payable                                                    151             113
                                                                   -------------      ---------
    TOTAL CURRENT LIABILITIES                                           3,941           4,316
Long-term debt, less current installments                               6,828           6,847
Deferred income taxes                                                     415             428
                                                                   -------------      ---------
    TOTAL LIABILTIES                                                   11,184          11,591


               SHAREHOLDERS' EQUITY
Series I preferred stock, no par value; 500,000 shares
    authorized; none issued or outstanding                                 -                -
Common stock, voting, no par value;
    50,000,000 shares authorized; 15,170,042 and
    15,154,992 shares issued, 14,944,942 and
    14,929,892 shares outstanding                                     37,081          37,065
Retained earnings (deficit)                                          (22,624)        (19,795)
Accumulated other comprehensive loss                                    (554)           (550)
                                                                   -------------      ---------
                                                                      13,903          16,720
Less cost of common shares acquired for the treasury,
    225,100 and 225,100 shares                                           777             777
                                                                   -------------      ---------
  TOTAL SHAREHOLDERS' EQUITY                                          13,126          15,943
                                                                   -------------      ---------
                                                                   $  24,310       $  27,534
                                                                   -------------      ---------
                                                                   -------------      ---------

See accompanying notes to consolidated financial statements.

                                    6 of 19

                          MICROWARE SYSTEMS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                           THREE MONTHS ENDED JUNE 30,
                                                                           ---------------------------
                                                                             1999              1998
                                                                           ----------        ---------
                                                                                ($  in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                               $  (2,829)        $  (1,388)
       Adjustments to reconcile net loss to net cash used in
         operating activities:
         Depreciation and amortization                                          736               697
         Loss on disposal of assets                                              26                 -
         Deferred income taxes                                                   45                98
       Change in assets and liabilities:
         Trade receivables, net                                               1,111              (378)
         Inventories                                                             (2)               (2)
         Prepaid royalties                                                        -                24
         Other current assets                                                   (49)              (58)
         Income taxes receivable                                                  3                 3
         Other assets                                                          (160)             (218)
         Accounts payable                                                       195                 7
         Accrued expenses                                                      (325)             (550)
         Deferred revenues                                                       22              (216)
         Income taxes payable                                                    31                 8
                                                                           ----------        ---------
   NET CASH USED IN OPERATING ACTIVITIES                                     (1,196)           (1,973)
                                                                           ----------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Capital expenditures                                                    (117)             (440)
       Purchase of short-term investments                                    (2,975)                -
       Maturities of short-term investments                                   3,976             1,951
                                                                           ----------        ---------
   NET CASH PROVIDED BY INVESTING ACTIVITIES                                    884             1,511
                                                                           ----------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on notes payable to banks and long-term debt             (267)              (16)
   Proceeds from issuance of common stock                                        16                43
   Cost of issuance of common stock                                               -                (1)
                                                                           ----------        ---------
  NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                          (251)               26
                                                                           ----------        ---------

Effect of foreign currency exchange rate changes on cash                         56                18
                                                                           ----------        ---------
  Net decrease in cash and cash equivalents                                    (507)             (418)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                              2,840             2,009
                                                                           ----------        ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $     2,333          $  1,591
                                                                           ----------        ---------
                                                                           ----------        ---------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for interest                                                    $  129          $    131
                                                                           ----------        ---------
                                                                           ----------        ---------
   Cash paid for income taxes                                                $    9          $    27
                                                                           ----------        ---------
                                                                           ----------        ---------

See accompanying notes to consolidated financial statements.

                                               7 of 19

                          MICROWARE SYSTEMS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In accordance with the rules and regulations of the Securities and Exchange Commission, the preceding unaudited financial statements omit or condense certain information and footnote disclosure normally required for complete financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (which include reclassifications and normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 1999 and for all periods presented, have been made. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended March 31, 1999 included in Microware's Annual Report on Form 10-K.

2.   REVENUE RECOGNITION

Microware adopted the provisions of Statement of Position (SOP) 97-2, "Software Revenue Recognition", as amended by SOP 98-4, "Deferral of the Effective Date of Certain Provisions of SOP 97-2", effective April 1, 1998. SOP 97-2 and SOP 98-4 provide guidance on recognizing revenue on software transactions and supercede SOP 91-1. The adoption of SOP 97-2 and SOP 98-4 did not have a material impact on Microware's current licensing or revenue recognition practices. Product revenues primarily consist of software licenses and development tool products sold and royalties earned from equipment distributors. Software license fees are recognized as revenues upon contract signing and shipment of the software master copy. Sales of development tool products are recognized as revenues upon shipment. Royalties earned from equipment distributors are recognized as revenues when reported by the equipment distributors or upon written agreement for non-refundable prepaid royalties.

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

         In December 1998, the AICPA released SOP 98-9, " Modification of SOP 97-2, `Software Revenue Recognition with Respect to Certain Transactions." SOP 98-9 amends SOP 97-2 to require that an entity recognize revenue for multiple element arrangements by means of the "residual method" when (1) there is vendor-specific objective evidence of the fair values of all the undelivered elements that are not accounted for by means of long-term contract accounting
(2) vendor-specific objective evidence of fair value does not exist for one or more of the delivered elements, and (3) all revenue recognition criteria of SOP 97-2 (other than the requirement for vendor-specific objective evidence of the fair value of each delivered element) are satisfied. The provisions of SOP 98-9 extend the deferral of certain paragraphs of SOP 97-2 and became effective December 15, 1998. These deferred paragraphs of SOP 97-2 and SOP 98-9 will be effective for transactions that are entered into in fiscal years beginning after March 15, 1999. Retroactive application is prohibited. The adoption of this statement is not expected to have a material impact on Microware's operating results, financial position or cash flows.

3.   COMPUTATION OF NET LOSS PER SHARE

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

                                   8 of 19

4.   COMPREHENSIVE INCOME

On April 1, 1998, Microware adopted SFAS No. 130, "Reporting Comprehensive Income". Comprehensive income is defined as the change in equity of a company during a period from transactions and other events and circumstances, excluding transactions resulting from investments by owners and distributions to owners. For Microware, the primary difference between net income and comprehensive income results from foreign currency translation adjustments.

Comprehensive loss for the three months ended June 30, 1999 and 1998 is as follows:


                                                   THREE MONTHS ENDED JUNE 30,
                                                      1999             1998
                                                   -----------       ----------
                                                         ($ in thousands)
Net loss                                            $  (2,829)       $  (1,388)
Foreign currency translation adjustment                    (4)              14
                                                   -----------       ----------
TOTAL COMPREHENSIVE LOSS                            $  (2,833)       $  (1,374)
                                                   -----------       ----------
                                                   -----------       ----------

5.   RECENT ACCOUNTING PRONOUNCEMENTS

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

                                         9 of 19

                          MICROWARE SYSTEMS CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING INFORMATION IS SUBJECT TO UNCERTAINTY
This discussion and analysis of Microware's financial condition and results of operations includes forward-looking statements that involve risk and uncertainty, including management's expectations for fiscal 2000 and known trends and uncertainties in the business. Words such as "expects", "anticipates", "intends", "believes", "plans", "seeks", "estimates" and similar expressions or variations of these words are intended to identify forward-looking statements, but are not the only means of identifying forward-looking statements. Additionally, statements that refer to Microware's estimated or anticipated future results, sales or marketing strategies, new product development or performance or other non-historical facts are forward-looking and reflect Microware's current perspective of existing information. Forward-looking statements are inherently subject to risks and uncertainties that cannot be predicted or quantified, and actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements depending on a variety of factors, including the volume and timing of orders received during the quarter, the Company's ability to successfully market its products, the Company's ability to keep pace with its competition and with rapid technological change, and the Company's ability to manage turnover in its sales and marketing and other personnel and to attract and maintain personnel generally, as well as other risk factors mentioned throughout this Form 10-Q and in Microware's other filings with the Securities and Exchange Commission. Readers are urged not to place undue reliance on forward-looking statements and Microware disclaims any obligation to update any of the forward-looking statements contained in this Form 10-Q to reflect any future events or developments. Microware's operating results have varied significantly from quarter to quarter in the past, and the future operating results of Microware may fluctuate as a result of the above and other risk factors detailed in this Form 10-Q and other documents filed by Microware with the Securities and Exchange Commission. Due to all of the foregoing factors, Microware believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as an indication of future performance. In prior years, Microware's actual financial performance has not always met market expectations and Microware has experienced significant quarterly losses. It is likely that, in some future quarter, Microware's financial performance will again fall below market expectations.

OVERVIEW
Microware develops, markets and supports real-time operating system software and high-level language compilers used in consumer electronics, communications, process control and factory automation, scientific research, and government/defense applications. Microware's product line is built around the OS-9 family of real-time operating systems for advanced microprocessors. The OS-9 product family includes options for programming languages, networking, graphical interfaces and productivity tools. Substantially all of Microware's revenues in the last and current fiscal years have been derived from licenses and related services from the OS-9 product family.

Microware has historically derived revenues from development licenses and run-time license royalty fees along with sales of related software productivity tools, maintenance support and custom contract engineering work. Custom contract engineering revenues are typically derived from discrete software engineering projects porting the OS-9 operating system along with customized software products to a customer's product. Commonly, license royalty fees follow the completion of these contracts and the successful deployment of the customer's product. For financial reporting purposes, product revenues primarily consist of software licenses and software development tool products, along with license run-time royalty fees earned, including non-refundable prepaid royalties. Services revenues principally consist of revenues from custom contract engineering and maintenance support agreements, along with consulting and training activity.

A key element of Micrwoare's long-term strategy is to develop products which can be embedded into successful, high volume customer products; thereby significantly increasing license run-time royalty fees. Any increase in the percentage of revenues attributable to license run-time royalties will depend on Microware's successful negotiation of license run-time royalties and on the successful commercialization by Microware's customer of the underlying product. To date, Microware has been negatively impacted by target markets, such as cellular phones, two-way paging, personal Internet devices and digital and interactive television, emerging much slower than anticipated. In

                                     10 of 19
addition, there can be no assurances that Microware will be successful when the markets, for which its products are targeted, emerge.

RESULTS OF OPERATIONS

FIRST QUARTER OF FISCAL 2000 COMPARED TO THE FIRST QUARTER OF FISCAL 1999

REVENUES

Total revenues decreased 46% or $2.4 million from $5.2 million in the first quarter of fiscal 1999 to $2.8 million in the first quarter of fiscal 2000. Product revenues decreased 34% or $1.2 million from $3.6 million in the first quarter of fiscal 1999 to $2.4 million in the first quarter of fiscal 2000. Product revenues decreased between periods primarily due to a reduction in OEM license sales and non-refundable prepaid royalties for Microware's Digital Television and Java product offerings. Services revenues decreased 73% or $1.2 million from $1.6 million in the first quarter of fiscal 1999 to $437,000 in the first quarter of fiscal 2000. The decrease in services revenues from the first quarter of fiscal 1999 to the same period in fiscal 2000 resulted from a significant quarterly reduction in custom contract work. The Company expects services revenues to increase in the second quarter of fiscal 2000 as compared to the first quarter of fiscal 2000.

International revenues represented 46% or $2.4 million and 71% or $2.0 of total revenues in the first quarter of fiscal 1999 and 2000, respectively. The increase in international revenues as a percentage of total revenues between periods was primarily due to the significant decline in revenues from Microware's North American region. During the first quarter of fiscal 2000, Microware continued to experience significant turnover in its North American sales and marketing personnel, including the departure of its Vice President of Marketing. The significant turnover experienced by the Company has had, and may continue to have, an adverse effect on Microware's operations, the extent of which cannot presently be determined. While Microware continues to invest substantial time, expense and resources in recruiting and training certain sales personnel, many sales and marketing positions that have been vacated will remain unfilled as the Company works toward a smaller, more efficient organization. Revenues from Japan increased approximately $200,000 between periods, partially due to an increase in local currency revenues, but primarily due to the decrease of the U.S. dollar against the Japanese yen. The real dollar increase in revenues from Japan was offset by a decrease in revenues, of approximately $600,000, from the Company's operations in Europe. The reduction in Europe resulted from a decrease in OEM license sales. The Company expects international sales to continue to represent a significant portion of its revenues, although the percentage may fluctuate significantly from period to period. In Europe and Japan, revenues and expenses are primarily denominated in local currencies. The Company's operating and pricing strategies take into account changes in exchange rates over time. However, the Company's results of operations may be significantly affected by fluctuations in foreign currency exchange rates, particularly in the short term.

COST OF REVENUES

Cost of product revenues includes direct and indirect costs for production quality, as well as those costs related to the packaging, shipping and delivery of the product to the customer. Cost of product revenues also includes direct third party royalty expense and amortization expense of purchased and capitalized software. Cost of services revenues includes direct and indirect costs for technical phone support, training and education, and custom engineering.

Cost of revenues decreased 34% or $447,000 from $1.3 million in the first quarter of fiscal 1999 to $880,000 in the first quarter of fiscal 2000. As a percentage of product revenues, cost of product revenues increased from 17% in the first quarter of fiscal 1999 to 25% in the first quarter of fiscal 2000, primarily as a result of the reduction in product revenues between periods combined with a certain level of fixed costs.. As a percentage of services revenues, cost of services revenues increased from 44% in the first quarter of fiscal 1999 to 67% in the first quarter of fiscal 2000. The percentage increase resulted from a significant comparative reduction in lower cost custom contract work being performed in the first quarter of fiscal 2000 as compared to the first quarter of fiscal 1999.

                                     11 of 19

RESEARCH AND DEVELOPMENT

Research and development expense includes expenses associated with the development of new products and the enhancements of existing products, and consists primarily of employee salaries and related expenses. Research and development expense decreased 13% or $220,000 from $1.7 million in the first quarter of fiscal 1999 to $1.5 million in the first quarter of fiscal 2000. The reduction in research and development expense between periods is a primary result of fewer engineers employed by Microware. Microware has made substantial investments in product development and believes its future success will depend in large part on its ability to enhance its existing products, to develop new products and to maintain technological competitiveness. Consequently, Microware anticipates that it will continue to commit substantial resources to product development in the future.

SALES AND MARKETING

Sales and Marketing expense consists primarily of sales and marketing personnel related costs, including sales commissions. Sales and marketing expense also includes costs of advertising, public relations and attendance at industry trade shows. Sales and marketing expense decreased 17% or $482,000 from $2.8 million in the first quarter of fiscal 1999 to $2.3 million in the first quarter of fiscal 2000. The reduction in expenditure between periods is primarily due to reduced salaries and commission expense as a result of the reduction in revenue in the first quarter of fiscal 2000 and the reduction of sales and marketing personnel. During the quarter, Microware continued to experience significant turnover in its North American sales and marketing personnel, including the departure of its Vice President of Marketing. The significant turnover experienced by the Company has had, and may continue to have, an adverse effect on Microware's operations, the extent of which cannot presently be determined. While Microware continues to invest substantial time, expense and resources in recruiting and training certain sales personnel, many sales and marketing positions that have been vacated will remain unfilled as the Company works toward a smaller, more efficient organization. Microware expects to continue investing strategically in sales and marketing over the remainder of fiscal 2000 to expand its customer base and to market its products.

GENERAL AND ADMINISTRATIVE EXPENSE

General and administrative expenses consist primarily of personnel related costs for administration, finance, human resources and facilities management, as well as legal, auditing and certain recruiting and relocation expenses. General and administrative expenses increased 13% or $88,000 from $653,000 to $741,000 in the first quarters of fiscal 1999 and 2000, respectively. The increase in general and administrative expenses between periods is attributable to moving and other related expenses in connection with the relocation of the Company's offices in Japan.

OTHER INCOME (EXPENSE)

Other income (expense) changed from ($5,000) to ($147,000) in the first quarters of fiscal 1999 and 2000, respectively. The change between periods is primarily attributable to a reduction in interest income due to cash used in operations.

LIQUIDITY AND CAPITAL RESOURCES

Microware has historically funded its operations primarily through cash flows from operations, the sale of common stock and, to a lesser extent, long term debt. At June 30, 1999, Microware had approximately $5.6 million in working capital and $6.0 million in cash and short-term investments as compared to $7.9 million in working capital and $7.5 million in cash and short term investments at March 31, 1999. The reduction in working capital and cash and short term investments resulted principally from the use of cash during the first quarter of fiscal 2000 for operating activities.

Net cash used in operating activities in the first three months of fiscal 1999 and 2000 totaled $2.0 million and $1.2 million, respectively. The net loss of $1.4 million along with the reduction in accrued expenses of $550,000 were the primary reason for the cash used in operations in the first three months of fiscal 1999. The net loss of $2.8

                                12 of 19
million, partially offset by a decrease in trade receivables of $1.1 million, was the primary reason for the cash used in operations in the first three months of fiscal 2000.

Net cash provided by investing activities in the first three months of fiscal 1999 and 2000 totaled $1.5 million and $884,000, respectively. Cash provided by investing activities during the first quarter of fiscal 1999 and 2000 resulted from net maturaties of short-term investments and were partially offset by capital expenditures.

Net cash provided by (used in) financing activities in the first three months of fiscal 1999 and 2000 totaled $26,000 and ($251,000), respectively. Cash used for financing activities during the first quarter of fiscal 2000 stemmed primarily from the retirement of a note payable to a bank associated with Microware's Japanese subsidiary amounting to approximately $250,000.

As of June 30, 1999, Microware had approximately $6.9 million of long term debt, including current portion, outstanding relating to its headquarters building. Monthly payments are $49,000, including interest at 7.46%, with the unpaid balance due January 1, 2008. In accordance with the loan agreement, Microware has provided the lender an irrevocable standby letter of credit in the amount of $724,000. In order to obtain the irrevocable standby letter of credit, Microware has pledged a $724,000 U.S. Treasury note as collateral.

Management believes current working capital and its $1.0 million bank line of credit will be adequate to meet Microware's future working capital, new product development and capital expenditure needs at least through the end of fiscal 2000.

Management does not believe that inflation has historically had a material effect on Microware's results of operations.

Many of Microware's international contracts are denominated in local currencies, and an increase in the relative value of the dollar against such currencies would lead to a reduction in Microware revenues. Microware attempts to minimize its foreign currency exposure by attempting to keep intercompany balances current and minimizing assets in any one currency denomination. However, due to recent losses, intercompany balances have increased and are not specifically hedged and there can be no assurance that Microware's future results of operations will not be adversely affected by currency fluctuations.

Microware anticipates that international sales will continue to account for a significant portion of net sales in the foreseeable future. This dependence on international operations subjects Microware to certain risks, including tariffs and other barriers, difficulty in staffing and managing foreign subsidiary operations, difficulty in managing distributors and resellers, difficulty in accounts receivable collection, foreign currency exposure and adverse tax consequences. Microware is also subject to the risks associated with the imposition of protective import or export legislation and regulations by the United States or other countries. Microware cannot predict whether quotas, duties, taxes or other charges or restrictions will be implemented on its products in the future. There can be no assurance that these factors or the adoption of restrictive policies will not have a material adverse effect on Microware's business, financial condition and results of operations.

"YEAR 2000" ISSUES

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

                                 14 of 19

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

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

In addition to the other risk factors contained herein and within other filings with the Securities and Exchange Commission, Microware believes the following additional risk factors should be taken into consideration in evaluating its business:

VARIATION OF QUARTERLY OPERATING RESULTS

Microware's revenues and operating results have varied substantially from quarter to quarter and should not be relied upon as an indication of future performance. Microware believes its revenues may fluctuate from quarter to quarter depending upon such factors as new product introductions by itself or others, seasonality of customer buying patterns, Microware's sales commission plan, renewals of product licenses by customers, product development and marketing expenses, changes in Microware's and competitors' pricing policies, the timing of significant orders, the mix of products sold, the mix of international versus domestic revenues, currency fluctuations, the existence of product errors and the hiring and training of additional staff. Furthermore, delays in closing product licensing transactions or in completion of custom contract engineering work during any quarter could cause quarterly revenues and net earnings for that quarter to fall below anticipated levels. Microware derives a significant portion of its revenues from a relatively small number of large account customers, therefore any delay in the consummation of business with this small number of customers could significantly impact the Company's quarterly performance. The majority of Microware's revenues in a quarter has been historically derived from orders received in the last month of that quarter, which makes Microware's financial performance more susceptible to an unexpected downturn in business and makes quarterly results difficult to forecast. In addition, Microware's expense levels are based on present expectations of future revenue levels, and a shortfall in revenues could result in a disproportionate decrease in net earnings. As the markets in which Microware competes mature and as new and existing companies compete for customers, price competition is likely to intensify and such competition could adversely affect quarterly operating results. Variations in product mix may also affect gross profit margin percentages. Therefore, although Microware's revenues and gross profit in any period may increase in absolute terms, such an increase may result in lower gross profit margin percentages.

HISTORY OF OPERATING LOSSES

Microware has experienced significant operating losses for the past three fiscal years. While Microware has taken a number of measures to increase its revenues, decrease its operating expenses, and attain profitability, there can be no assurance that these measures will succeed or that Microware will become profitable.

                                   15 of 19

MARKET RISKS

Microware has invested substantial resources in the development of emerging markets, in particular the digital television and wireless and Internet communications devices markets. While Microware has achieved a substantial number of OEM licenses in these markets and a number of the devices are currently in commercial deployment, these markets remain at an early stage and are increasingly competitive, and there can be no assurance that Microware will receive substantial revenues or earnings from products or services in these markets.

ABILITY TO KEEP PACE WITH COMPETITION AND RAPID TECHNOLOGY CHANGE

The embedded systems markets are highly diverse and devoid of established technology standards. A majority of embedded operating systems and applications are developed in-house by OEMs, and no single processor platform accounts for a majority or even a substantial minority of the embedded systems under development. Moreover, the market is increasingly competitive, with a number of industry-leading companies with substantially greater financial and technical resources than Microware devoting substantial resources to the development of significant market share in the embedded systems business. While Micrwoare tries to support the industry-leading 32-bit microprocessors which it believes represent the best market opportunities, and to offer the best possible array of incremental software functionalities, there can be no assurance that Microware's current products will meet the demands of the market in an environment of increasing competition and rapid technology change.

RISKS ASSOCIATED WITH PRODUCT DEVELOPMENT AND TRANSITIONS

Microware has in the past experienced delays in software development, and there can be no assurance that Microware will not experience such delays in the future. Such delays, which can occur because of resource constraints, unforeseen technological obstacles within or outside Microware's control, and changes in market requirements, can have a material adverse effect on Microware's business.

COMPETITION

Microware has attracted substantial competition in its targeted markets. Many of Microware's traditional competitors have grown substantially as a result of successful exploitation of growth in the embedded systems market, and in some cases have expanded their businesses in a manner which competes more directly with Microware. Microsoft has devoted substantial resources to the development of the embedded operating system business with its Windows CE product, which is attempting to capture a significant market share in the handheld computer market and digital TV market. Sun Microsystems, Inc. has developed an embedded operating system product called JavaOS which it markets together with its Java technology, and has made a number of business and technology acquisitions in the past fiscal years related to the development of its embedded systems business. There can be no assurance Microware will be able to successfully attain new market share or even maintain its existing market share in this increasingly competitive market.

ATTRACTION AND RETENTION OF QUALIFIED PERSONNEL

Microware's future performance depends to a significant degree upon the continued contributions of its key management, product development, marketing and sales personnel, many of whom have joined us recently. Microware has experienced significant turnover in personnel during the past fiscal year including its Executive Vice President and Chief Operating Officer, Vice President of Sales, Vice President of Marketing and Vice President of Engineering. Microware's ability to execute its market strategy will depend to a large degree upon its ability to integrate new personnel into the Company. Competition for qualified personnel throughout the software industry is intense and there can be no assurance that Microware will be successful in attracting and retaining such personnel.

                                      16 of 19

INTERNATIONAL OPERATIONS

In the past three fiscal years, Microware derived at least 50% of its total revenue from sales outside North America, and this trend is anticipated to continue in the future. This dependence on international operations subjects Microware to certain risks, including tariffs and other barriers, difficulty in staffing and managing foreign subsidiary operations, difficulty in managing distributors and resellers, difficulty in accounts receivable collection, foreign currency exposure and adverse tax consequences. Microware is also subject to the risks associated with the imposition of protective import or export legislation and regulations by the United States or other countries. We cannot predict whether quotas, duties, taxes or other charges or restrictions will be implemented on our products in the future. There can be no assurance that these factors or the adoption of restrictive policies will not have a material adverse effect on Microware's business, financial condition and results of operations.

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

Additionally, the majority of Microware's software products are combined by its customers with non-Microware software programs or hardware devices. Such non-Microware products could be non-compliant, causing Year 2000 compliance issues for Microware's customers. Any such Year 2000 issues could affect customers' demand for Microware products, which could have a material adverse effect on Microware's business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations, Year 2000 Issues"

LIMITED PROTECTION OF PROPRIETARY TECHNOLOGY; RISKS OF INFRINGEMENT

Microware depends on its proprietary technology. Despite Microware's efforts to protect it proprietary rights, it may be possible for unauthorized third parties to copy Microware's products or to reverse engineer or obtain and use information that Microware regards as proprietary. Policing and enforcing unauthorized use of Microware's products is difficult and can be expected to be a persistent problem, particularly as many countries have only limited or evolving protection of intellectual property rights. Because substantially all of Microware's revenues are derived from OS-9 and related products, any impairment of OS-9 could have a material adverse impact on Microware's business. Microware's business is therefore dependent on the adequacy of its intellectual property protection through patents, copyrights, trade secrets, and license agreements; the adequacy and continued availability of its licenses of integrated technology from third parties; and the absence of any material technology litigation related to its products.

                                     17 of 19

VOLATILITY OF STOCK PRICE

The market price of Microware's common stock has fluctuated considerably in the past, and is likely to fluctuate considerably in the future. Microware believes that various factors, including quarterly fluctuations in results of operations, announcements of new products or partners by Microware or by its competitors, changes in the software industry in general, or general economic, political and market conditions may significantly affect the market price of its common stock. Following periods of significant volatility, securities class action litigation may be initiated against Microware. Such litigation, if initiated, could result in substantial costs and diversion of management attention and resources, which could have a material adverse effect on Microware's business.

FINANCIAL STATEMENTS ARE BASED ON ESTIMATES AND ASSUMPTIONS

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the recorded amounts of assets and liabilities at the date of the financial statements and the recorded amounts of revenues and expenses during the reporting period. A change in the facts and circumstances surrounding these estimates could result in a change to the estimates and impact future operating results.

                                    18 of 19

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

INTEREST RATE SENSITIVITY

Microware's exposure to market risk associated with changes in interest rates relates primarily to debt obligations as all financial assets are short term in nature. Microware is exposed to changes in fair value of its long-term debt, which carries a fixed interest rate. At June 30, 1999, Microware had total long-term debt of $6,900,000.

FOREIGN CURRENCY RISK

Microware transacts business in various foreign currencies, primarily Japanese yen and certain European currencies, as discussed within this Form 10-Q as well as the Annual Report on Form 10-K, and accordingly is exposed to fluctuations in foreign currency markets. The Company does not enter into foreign currency hedging transactions.

PART II - OTHER INFORMATION

ITEM 5.  OTHER INFORMATION.

       a) Subsequent to the end of the fiscal quarter ended June 30, 1999, Microware accepted the resignation of a class II director and executive vice president, M. Denis Connaghan, who had been serving as Microware's Chief Operating Officer and Secretary. Microware does not anticipate replacing its Chief Operating Officer in the near future and has named George E. Leonard, Microware's Chief Financial Officer, as Secretary.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

       (a.) Exhibit 27 - Financial Data Schedule (EDGAR version only).

       (b.) Reports on Form 8-K - None


       No other items.

SIGNATURE

Pursuant to the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

                          MICROWARE SYSTEMS CORPORATION

            Date: August 13, 1999           /s/ George E. Leonard
                                            ---------------------
                                            George E. Leonard
                                            Executive Vice President,
                                            Chief Financial Officer, Treasurer
                                            And Secretary
                                            (Principal Financial Officer)

            Date: August 13, 1999           /s/ Kent E. Thompson
                                            --------------------
                                            Kent E. Thompson
                                            Chief Accounting Officer,
                                            Controller, Assistant Treasurer
                                            And Assistant Secretary
                                            (Principal Accounting Officer)

                                    19 of 19