Form 10-Q
period 1999-09-30
MICROWARE SYSTEMS CORP
filed 1999-11-12
CIK 1003383

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1999

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

      COMMON STOCK: 14,949,042 SHARES OUTSTANDING AS OF SEPTEMBER 30, 1999





                                     1 of 22

                          MICROWARE SYSTEMS CORPORATION
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1999



INDEX

PART I - FINANCIAL INFORMATION

         ITEM 1.        Financial statements

                        Consolidated Statements of Operations for the six month periods ended September 30, 1999 and 1998.

                        Consolidated Balance Sheets as of September 30, 1999 and March 31, 1999.

                        Consolidated Statements of Cash Flows for the six month periods ended September 30, 1999 and 1998.

                        Notes to Consolidated Financial Statements

         ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         ITEM 3.        Quantitative and Qualitative Disclosures About Market
                        Risks

PART II - OTHER INFORMATION

         ITEM 1.           Legal Procedings

         ITEM 2.           Submission of Matters to a Vote of Security Holders

         ITEM 6.           Exhibits and Reports of Form 8-K

SIGNATURES





                                    2 of 22

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

The results for the quarter ended September 30, 1999 are not necessarily indicative of the results to be expected for the entire year.





                                    3 of 22

                          MICROWARE SYSTEMS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                   ($ in thousands, except per share amounts)

                                                               THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                 SEPTEMBER 30,                    SEPTEMBER 30,
                                                           ---------------------------      ---------------------------
                                                               1999          1998               1999          1998
                                                           ------------- --------------     ------------- -------------
REVENUES:
     Product                                                 $  2,595      $  3,330           $  4,975      $  6,930
     Services                                                   1,065           868              1,502         2,479
                                                            ----------   -----------         ----------    ---------
                                                                3,660         4,198              6,477         9,409
                                                            ----------   -----------         ----------    ---------
COST OF REVENUES:
     Product                                                      479           661              1,067         1,283
     Services                                                     406           602                698         1,307
                                                           -----------   -----------        -----------    ---------
                                                                  885         1,263              1,765         2,590
                                                           -----------   -----------         ----------    ---------

         GROSS PROFIT                                           2,775         2,935              4,712         6,819

OPERATING EXPENSES:
     Research and development                                   1,500         1,778              3,018         3,516
     Sales and marketing                                        2,621         2,807              4,904         5,572
     General and administrative                                   800         1,136              1,541         1,789
                                                            ----------    ----------         -----------   ---------
         TOTAL OPERATING EXPENSES                               4,921         5,721              9,463        10,877
                                                            ----------    ----------         ----------    ---------

         OPERATING LOSS                                        (2,146)       (2,786)            (4,751)       (4,058)
                                                            ----------    ----------         ----------    ----------

OTHER INCOME (EXPENSE):
     Foreign currency gain, net                                   338           102                253            73
     Interest income                                               54           134                122           292
     Interest expense                                            (129)         (134)              (259)         (268)
                                                           -----------   -----------        -----------   -----------
                                                                  263           102                116            97
                                                           -----------   -----------        -----------   -----------
           LOSS BEFORE INCOME TAX EXPENSE                      (1,883)       (2,684)            (4,635)       (3,961)
Income tax expense                                                 13            79                 90           190
                                                           ------------  ------------       -----------    ----------
           NET LOSS                                         $  (1,896)    $  (2,763)          $ (4,725)    $  (4,151)
                                                           ============  ============       ===========    ==========

Loss per share                                              $   (0.13)    $   (0.19)         $   (0.32)    $   (0.28)
                                                            ==========   ============        ===========   ==========

Shares used in per share calculation - basic                   14,948        14,617             14,943        14,593
                                                            ==========   ============        ===========   ==========

Diluted loss per share                                      $   (0.13)    $   (0.19)         $   (0.32)    $   (0.28)
                                                            ==========   ============        ===========   ==========

Shares used in per share calculation - diluted                 14,948        14,617             14,943        14,593
                                                            ==========    ==========        ===========    =========

See accompanying notes to consolidated financial statements.



                                     4 of 22

                          MICROWARE SYSTEMS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                   ($ in thousands, except per share amounts)

                                ASSETS
                                                                       September 30, 1999         March 31, 1999
                                                                      -------------------         --------------
CURRENT ASSETS:                                                           (unaudited)
        Cash and cash equivalents                                           $   2,180              $   2,840
        Short-term investments                                                  2,713                  4,687
        Trade receivables, net of allowance for doubtful
            accounts of $398 and $485, respectively                             2,502                  3,593
        Income taxes receivable                                                   120                    122
        Inventories                                                                50                     71
        Prepaid expenses and other current assets                                 472                    438
        Deferred tax assets                                                       403                    473
                                                                        ----------------       -------------
             TOTAL CURRENT ASSETS                                               8,440                 12,224

PROPERTY AND EQUIPMENT:
        Land and improvements                                                   2,004                  2,004
        Building                                                                8,426                  8,426
        Furniture, fixtures & equipment                                         3,632                  3,647
        Research and development equipment                                      2,642                  2,806
        Leasehold improvements                                                    135                     49
                                                                        ----------------       -------------
                                                                               16,839                 16,932
        Accumulated depreciation and amortization                               4,878                  4,416
                                                                        ----------------       ------------
             NET PROPERTY AND EQUIPMENT                                        11,961                 12,516

OTHER ASSETS:
        Intangible assets, net of amortization                                  1,450                  2,007
        Deposits and other                                                        923                    787
                                                                        ----------------       -------------
             TOTAL OTHER ASSETS                                                 2,373                  2,794
                                                                        ----------------       -------------
                                                                            $  22,774              $  27,534
                                                                        ================       =============



                                     5 of 22

                          MICROWARE SYSTEMS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (Continued)

                             LIABILITIES
                                                                        September 30, 1999      March 31, 1999
                                                                        ------------------     ----------------
CURRENT LIABILITIES:                                                       (Unaudited)
        Notes payable to banks                                           $          -             $     253
        Current portion of long-term debt                                          74                    71
        Accounts payable                                                        1,142                   927
        Accrued expenses                                                        2,231                 2,140
        Deferred revenues                                                         881                   812
        Income taxes payable                                                      195                   113
                                                                        ----------------       ---------------
             TOTAL CURRENT LIABILITIES                                          4,523                 4,316
Long-term debt, less current installments                                       6,809                 6,847
Deferred income taxes                                                             403                   428
                                                                        ----------------       ---------------
             TOTAL LIABILITIES                                                 11,735                11,591
                                                                        ----------------       ---------------


                         SHAREHOLDERS' EQUITY
Series I preferred  stock, no par value; 500,000 shares
     authorized; none issued or outstanding                                         -                     -
Common stock, voting, no par value;
     50,000,000 shares authorized; 15,174,142 and
     15,154,992 shares issued; 14,949,042 and 14,929,892
     shares outstanding                                                        37,086                37,065
Accumulated deficit                                                           (24,520)              (19,795)
Accumulated other comprehensive loss                                             (750)                 (550)
                                                                        ----------------      ----------------
                                                                               11,816                16,720
Less cost of common shares acquired for the treasury,
     225,100 and 225,100 shares                                                   777                   777
                                                                        ----------------      ----------------
              TOTAL SHAREHOLDERS' EQUITY                                       11,039                15,943
                                                                        ----------------      ----------------
                                                                            $  22,774             $  27,534
                                                                        ================      ================

See accompanying notes to consolidated financial statements.




                                    6 of 22

                          MICROWARE SYSTEMS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                            SIX MONTHS ENDED SEPTEMBER 30,
                                                                        --------------------------------------
                                                                             1999                  1998
                                                                        ----------------      ----------------
                                                                                  ($ in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                               $ (4,725)             $ (4,151)
         Adjustments to reconcile net loss to net cash used in
           operating activities:
           Depreciation and amortization                                       1,444                 1,415
           Gain on sale of assets                                                 11                     -
           Deferred income taxes                                                  45                   163
         Change in assets and liabilities:
           Trade receivables, net                                                949                  (204)
           Inventories                                                            21                    (1)
           Prepaid royalties                                                       -                   127
           Other current assets                                                  (29)                   82
           Income taxes receivable                                                 3                     3
           Other assets                                                         (245)                 (381)
           Accounts payable                                                      179                  (537)
           Accrued expenses                                                       79                   118
           Deferred revenues                                                      44                  (204)
           Income taxes payable                                                   80                    66
                                                                        ----------------      ----------------
     NET CASH USED IN OPERATING ACTIVITIES                                    (2,144)               (3,504)
                                                                        ----------------      ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Capital expenditures                                                   (146)                 (646)
         Purchase of short-term investments                                   (5,025)               (1,008)
         Maturities of short-term investments                                  7,000                 6,935
                                                                        ----------------      ----------------
     NET CASH PROVIDED BY INVESTING ACTIVITIES                                 1,829                 5,281
                                                                        ----------------      ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments on notes payable to banks and long-term debt            (295)                  (33)

     Proceeds from issuance of common stock                                       21                   100
     Cost of issuance of common stock                                              -                    (5)
                                                                        ----------------      ----------------
      NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                       (274)                   62
                                                                        ----------------      ----------------

Effect of foreign currency exchange rate changes on cash                         (71)                  (43)
                                                                        ----------------      ----------------
   Net (decrease) increase in cash and cash equivalents                         (660)                1,796

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                               2,840                 2,009
                                                                        ----------------      ----------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                  $  2,180              $  3,805
                                                                        ================      ================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid for interest                                                 $    258              $    260
                                                                        ================      ================
     Cash paid for taxes                                                    $      9              $     26
                                                                        ================      ================

See accompanying notes to consolidated financial statements.




                                    7 of 22

                          MICROWARE SYSTEMS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 1999
                                    AND 1998
                                   (Unaudited)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In accordance with the rules and regulations of the Securities and Exchange Commission, the preceding unaudited financial statements omit or condense certain information and footnote disclosure normally required for complete financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (which include reclassifications and normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1999 and for all periods presented, have been made. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended March 31, 1999 included in Microware's annual report on Form 10-K.

2.   REVENUE RECOGNITION

Microware adopted the provisions of Statement of Position (SOP) 97-2, "Software Revenue Recognition", as amended by SOP 98-4, "Deferral of the Effective Date of Certain Provisions of SOP 97-2", effective April 1, 1998. SOP 97-2 and SOP 98-4 provide guidance on recognizing revenue on software transactions and supercede SOP 91-1. The adoption of SOP 97-2 and SOP 98-4 did not have a material impact on Microware's current licensing or revenue recognition practices. Product revenues primarily consist of software licenses and development tool products sold and royalties earned from equipment distributors. Software license fees are recognized as revenues upon contract signing and shipment of the software mastercopy. Sales of development tool products are recognized as revenues upon shipment. Royalties earned from equipment distributors are recognized as revenues when reported by the equipment distributors or upon written agreement for non-refundable prepaid royalties.

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

In December 1998, the AICPA released SOP 98-9, "Modification of SOP 97-2, `Software Revenue Recognition with Respect to Certain Transactions." SOP 98-9 amends SOP 97-2 to require that an entity recognize revenue for multiple element arrangements by means of the "residual method" when (1) there is vendor-specific objective evidence of the fair values of all the undelivered elements that are not accounted for by means of long-term contract accounting
(2) vendor-specific objective evidence of fair value does not exist for one or more of the delivered elements, and (3) all revenue recognition criteria of SOP 97-2 (other than the requirement for vendor-specific objective evidence of the fair value of each delivered element) are satisfied. The provisions of SOP 98-9 extend the deferral of certain paragraphs of SOP 97-2 and became effective December 15, 1998. These deferred paragraphs of SOP 97-2 and SOP 98-9 will be effective for transactions that are entered into in fiscal years beginning after March 15, 1999. Retroactive application is prohibited. The effects of these statements are not expected to have a material impact on Microware's operating results, financial position or cash flows.

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




                                     8 of 22

4.   COMPREHENSIVE INCOME

Comprehensive income is defined as the change in equity of a company during a period from transactions and other events and circumstances, excluding transactions resulting from investments by owners and distributions to owners. For Microware, the primary difference between net income and comprehensive income results from foreign currency translation adjustments.

Comprehensive loss for the three and six months ended September 30, 1999 and 1998 is as follows:

                                                  Three Months Ended           Six Months Ended
                                                    September 30,                September 30,
                                               ----------------------         ------------------
                                                  1999         1998            1999         1998
                                                  ----         ----            ----         ----

Net loss                                         $(1,896)     $(2,763)       $(4,725)     $(4,151)
Foreign currency translation adjustment             (196)          21           (200)          34
                                               ----------   ----------      ---------    ---------
Total comprehensive loss                         $(2,092)     $(2,742)       $(4,925)     $(4,117)
                                               ==========   ==========      =========    =========




                                      9 of 22

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

                                     10 of 22

A key element of Microware's long-term strategy is to develop products that can be embedded into successful, high volume customer products; thereby significantly increasing license run-time royalty fees. Any increase in the percentage of revenues attributable to license run-time royalties will depend on Microware's successful negotiation of license run-time royalties and on the successful commercialization by Microware's customer of the underlying product. To date, Microware has been negatively impacted by target markets, such as certain types of digital cellular phones, two-way paging, personal Internet devices and digital and interactive television, emerging much slower than anticipated. In addition, there can be no assurances that Microware will be successful when the markets, for which its products are targeted, emerge.

RESULTS OF OPERATIONS

SECOND QUARTER OF FISCAL 2000 COMPARED TO THE SECOND QUARTER OF FISCAL 1999

REVENUES

Total revenues decreased 13% or $538,000 from $4.2 million in the second quarter of fiscal 1999 to $3.7 million in the second quarter of fiscal 2000. Product revenues decreased 22% or $735,000 from $3.3 million in the second quarter of fiscal 1999 to $2.6 million in the second quarter of fiscal 2000. The decrease in product revenues between periods resulted primarily from a reduction in distribution royalties for the Company's OS-9 for Digital TV (DAVID). Services revenues increased 23% or $197,000 from $868,000 in the second quarter of fiscal 1999 to $1.1 million in the second quarter of fiscal 2000. The increase in services revenues between periods resulted primarily from an increase in support fees received under a software license and custom contract engineering agreement with Motorola to develop various modular software solutions for a number of Motorola personnel wireless communications devices.

International revenues represented 57% or $2.4 million and 61% or $2.2 million of total revenues in the second quarter of fiscal 1999 and 2000, respectively. The reduction in international revenues, in real dollars, resulted primarily from an overall decrease in European revenues in the second quarter of fiscal 2000. The Company expects international sales to continue to represent a significant portion of its revenues, although the percentage may fluctuate significantly from period to period. In Europe and Japan, revenues and expenses are primarily denominated in local currencies. The Company's operating and pricing strategies take into account changes in exchange rates over time, however, the Company's results of operations may be significantly affected in the short-term by fluctuations in foreign currency exchange rates.

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

Cost of revenues decreased 30% or $378,000 from $1.3 million in the second quarter of fiscal 1999 to $885,000 in the second quarter of fiscal 2000. As a percentage of product revenues, the cost of product revenues was 20% and 19% for the second quarters of fiscal 1999 and 2000, respectively. The slight decrease as a percentage of product revenues was principally due to a reduction in the amortization of prepaid royalties between periods. Cost of services revenues decreased 33% or $196,000 from the second quarter of fiscal 1999 to the second quarter of fiscal 2000, and decreased as a percentage of services revenues from 69% in the second quarter of fiscal 1999 to 38% in the second quarter of fiscal 2000. The reduction in costs and increase in gross margins on services work primarily resulted from fewer engineers providing support and custom engineering for higher margin customers in the second quarter of fiscal 2000 as compared to the second quarter of fiscal 1999.





                                     11 of 22

RESEARCH AND DEVELOPMENT

Research and development expense includes expenses associated with the development of new products and the enhancements of existing products, and consists primarily of employee salaries and related expenses. Research and development expense decreased 16% or $278,000 from $1.8 million in the second quarter of fiscal 1999 to $1.5 million in the second quarter of fiscal 2000. Research and development expense decreased primarily as a result of reductions in engineering staff and software maintenance expense, however these reductions were partially offset by increases in salaries and consulting services utilized by the Company between periods. Microware has made substantial investments in product development and believes its future success will depend in large part on its ability to enhance its existing products, to develop new products and to maintain technological competitiveness. Consequently, Microware anticipates that it will continue to commit substantial resources to product development in the future.

SALES AND MARKETING

Sales and Marketing expense consists primarily of sales and marketing personnel related costs, including sales commissions. Sales and marketing expense also includes costs of advertising, public relations and attendance at industry trade shows. Sales and marketing expense decreased 7% or $186,000 from $2.8 million in the second quarter of fiscal 1999 to $2.6 million in the second quarter of fiscal 2000. The reduction in sales and marketing expense between periods primarily resulted from a reduction in personnel. Microware continues to work towards developing a small, focused and efficient sales and marketing team. Microware expects to continue investing strategically in sales and marketing over the remainder of fiscal 2000 to expand its customer base and to market its products.

GENERAL AND ADMINISTRATIVE EXPENSE

General and administrative expenses consist primarily of personnel related costs for administration, finance, human resources and facilities management, as well as legal, auditing and certain recruiting and relocation expenses. General and administrative expenses decreased 30% or $336,000 from $1.1 million to $800,000 in the second quarters of fiscal 1999 and 2000, respectively. The decrease in the second quarter of fiscal 2000 resulted from the absence of costs incurred from organizational changes made in the Company's operations during the second quarter of fiscal 1999.

OTHER INCOME (EXPENSE)

Other income (expense) increased from $102,000 to $263,000 in the second quarters of fiscal 1999 and 2000, respectively. Overall, the increase is attributable to an increase in foreign exchange gains resulting primarily from the strengthening of the Japanese Yen and German Mark against the U.S. Dollar. Offsetting the increase in foreign exchange gains was a reduction in interest income due to cash used in operations.

SIX MONTHS YEAR-TO-DATE OF FISCAL 2000 COMPARED TO SIX MONTHS YEAR-TO-DATE OF FISCAL 1999

REVENUES

Total revenues decreased 31% or $2.9 million from $9.4 million for the six-month period ended September 30, 1998 to $6.5 million for the six-month period ended September 30, 1999. Product revenues decreased 28% or $1.9 million from $6.9 million for the six-month period ended September 30, 1998 to $5.0 for the six-month period ended September 30, 1999. The decrease in product revenues stemmed primarily from a reduction in DAVID and Java distribution license and non-refundable prepaid royalty fees. Services revenues decreased 39% or $1.0 million from $2.5 million for the six-month period ended September 30, 1998 to $1.5 million for the six-month period ended September 30, 1999. The decrease in services revenues in the first six months of fiscal 2000 as compared to the first six months of fiscal 1999 resulted from a significant reduction in custom contract work.



                                     12 of 22

COST OF REVENUES

Total cost of revenues decreased 32% or $825,000 from $2.6 million for the six-month period ended September 30, 1998 to $1.8 million for the six-month period ended September 30, 1999. As a percentage of product revenues, cost of product revenues increased from 19% for the six-month period ended September 30, 1998 to 21% for the six-month period ended September 30, 1999, primarily as a result of the reduction in product revenues between periods combined with a certain level of fixed costs. As a percentage of services revenues, cost of services revenues decreased from 53% for the six-month period ended September 30, 1998 to 46% for the six-month period ended September 30, 1999. The reduction in costs and increase in gross margins on services work primarily resulted from fewer engineers providing support and custom engineering for higher margin customers in the first six months of fiscal 2000 as compared to the first six months of fiscal 1999.

RESEARCH AND DEVELOPMENT

Research and development expense decreased 14% or $498,000 from $3.5 million for the six-month period ended September 30, 1998 to $3.0 million for the six-month period ended September 30, 1999. Research and development expense fell due to reductions in engineering staff and in software support, however, these reductions were partially offset by increases in salaries and consulting services utilized by the Company between periods.

SALES AND MARKETING

Selling and marketing expense decreased 12% or $668,000 from $5.6 million to $4.9 million in the six months ended September 30, 1998 and 1999, respectively. The reduction in sales and marketing expense between periods primarily resulted from a reduction in personnel. Microware continues to work towards developing a small, focused and efficient sales and marketing team. During the first six months of fiscal 2000 Microware continued to experience turnover in its sales and marketing personnel, which has had, and may continue to have, an interim adverse affect on our operations. While Microware continues to invest substantial time, expense and resources in recruiting and training certain sales personnel, many sales and marketing positions that have been vacated will remain unfilled as the Company works toward a smaller, more efficient organization.

GENERAL AND ADMINISTRATIVE EXPENSE

General and administrative expenses decreased 14% or $248,000 from $1.8 million for the six-month period ended September 30, 1998 to $1.5 million for the six-month period ended September 30, 1999. The decrease between periods resulted primarily from the absence of costs incurred from organizational changes made in the Company's operations during the second quarter of fiscal 1999.

OTHER INCOME (EXPENSE)

Other income increased $19,000 from $97,000 for the six-month period ended September 30, 1998 to $116,000 for the six-month period ended September 30, 1999. Overall, the increase is attributable to an increase in foreign exchange gains resulting primarily from the strengthening of the Japanese Yen and German Mark against the U.S. Dollar. Offsetting the increase in foreign exchange gains was a reduction in interest income due to cash used in operations.

                                     13 of 22

LIQUIDITY AND CAPITAL RESOURCES

Microware has historically funded its operations primarily through cash flows from operations, the sale of common stock and, to a lesser extent, long term debt. At September 30, 1999, Microware had approximately $3.9 million in working capital and $4.9 million in cash and short-term investments as compared to $7.9 million in working capital and $7.5 million in cash and short term investments at March 31, 1999. The reduction in working capital and cash and short term investments resulted principally from the use of cash during the first and second quarters of fiscal 2000 for operating activities.

Net cash used in operating activities in the first six months of fiscal 1999 and 2000 totaled $3.5 million and $2.1 million, respectively. The net loss of $4.2 million along with the reduction in accounts payable of $537,000 were the primary reason for the cash used in operations in the first six months of fiscal 1999. The net loss of $4.7 million, partially offset by a decrease in trade receivables of $949,000, was the primary reason for the cash used in operations in the first six months of fiscal 2000.

Net cash provided by investing activities in the first six months of fiscal 1999 and 2000 totaled $5.3 million and $1.8 million, respectively. Cash provided by investing activities during the first two quarters of fiscal 1999 and 2000 resulted from net maturaties of short-term investments and were partially offset by capital expenditures.

Net cash (used in) provided by financing activities in the first six months of fiscal 1999 and 2000 totaled ($274,000) and $62,000, respectively. Cash used for financing activities during the first six months of fiscal 2000 stemmed primarily from the retirement of a note payable to a bank associated with Microware's Japanese subsidiary amounting to approximately $250,000.

As of September 30, 1999, Microware had approximately $6.9 million of long term debt, including current portion, outstanding relating to its headquarters building. Monthly payments are $49,000, including interest at 7.46%, with the unpaid balance due January 1, 2008. In accordance with the loan agreement, Microware has provided the lender an irrevocable standby letter of credit in the amount of $724,000. In order to obtain the irrevocable standby letter of credit, Microware has pledged a $724,000 U.S. Treasury note, included in short-term investments, as collateral.

Management believes current working capital and its $1.0 million bank line of credit will be adequate to meet Microware's future working capital, new product development and capital expenditure needs at least through the end of fiscal 2000.

Management does not believe that inflation has historically had a material effect on Microware's results of operations.

Many of Microware's international contracts are denominated in local currencies, and an increase in the relative value of the dollar against such currencies would lead to a reduction in Microware revenues. Microware attempts to minimize its foreign currency exposure by attempting to keep intercompany balances current and minimizing assets in any one currency denomination. However, due to recent losses, intercompany balances have increased and are not specifically hedged and while the gains reflected in the second quarter of fiscal 2000 have benefited the Company, there can be no assurance that Microware's future results of operations will not be adversely affected by currency fluctuations.

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

                                     14 of 22

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

                                     15 of 22

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

                                     16 of 22

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

                                     17 of 22

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

Additionally, the majority of Microware's software products are combined by its customers with non-Microware software programs or hardware devices. Such non-Microware products could be non-compliant, causing Year 2000 compliance issues for Microware's customers. Any such Year 2000 issues could affect customers' demand for Microware products, which could have a material adverse effect on Microware's business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations, Year 2000 Issues".

LIMITED PROTECTION OF PROPRIETARY TECHNOLOGY; RISKS OF INFRINGEMENT

Microware depends on its proprietary technology. Despite Microware's efforts to protect its proprietary rights, it may be possible for unauthorized third parties to copy Microware's products or to reverse engineer or obtain and use information that Microware regards as proprietary. Policing and enforcing unauthorized use of Microware's products is difficult and can be expected to be a persistent problem, particularly as many countries have only limited or evolving protection of intellectual property rights. Because substantially all of Microware's revenues are derived from OS-9 and related products, any impairment of OS-9 could have a material adverse impact on Microware's business. See Part II - Other Information, Item 1. Legal Proceedings. Microware's business is therefore dependent on the adequacy of its intellectual property protection through patents, trademarks, copyrights, trade secrets, and license agreements; the adequacy and continued availability of its licenses of integrated technology from third parties; and the absence of any material technology litigation related to its products.

                                     18 of 22

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

                                     19 of 22

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

INTEREST RATE SENSITIVITY

Microware's exposure to market risk associated with changes in interest rates relates primarily to debt obligations as all financial assets are short term in nature. Microware is exposed to changes in fair value of its long-term debt, which carries a fixed interest rate. At September 30, 1999, Microware had total long-term debt of $6,883,000.

FOREIGN CURRENCY RISK

Microware transacts business in various foreign currencies, primarily Japanese yen and certain European currencies, as discussed within this Form 10-Q as well as the Annual Report on Form 10-K, and accordingly is exposed to fluctuations in foreign currency markets. The Company does not enter into foreign currency hedging transactions.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEDINGS.

On September 1, 1999, Microware filed suit in the United States District Court for the Southern District of Iowa against Apple Computer, Inc. ("Apple"). The suit charges Apple with trademark infringement, false designation of origin, unfair competition, and trademark dilution. Microware believes that Apple's use of the trademark "MAC OS 9" to identify its operating system software has, and will continue to, cause confusion in the marketplace, and dilute the value and goodwill associated with Microware's trademark and incontestably registration for the mark "OS-9". On October 6, 1999, Apple filed its answer and counterclaimed for the cancellation of Microware's registration of the mark "OS-9", alleging that the mark is generic and that Microware filed fraudulent affidavits with the Trademark Office. On October 14, 1999, Microware filed a motion for preliminary injunction, asking the court to order Apple to stop all use of the mark "MAC OS 9". The parties have agreed to a schedule whereby the preliminary injunction motion will be heard by the court in mid-December, 1999. While Apple has yet to substantively respond to the charges, Microware and its counsel believe the charges brought against Apple are well founded and strongly supported by the facts and law as presently known and understood.

                                    20 of 22

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Annual Meeting of Shareholders of the Company was held on September 14, 1999. More than 91 percent of the holders of the Company's Common Stock were represented at the meeting. Three issues were presented for consideration at the meeting and were approved by the shareholders; 1) the election of three Class I Directors to hold office until the 2002 Annual Meeting; 2) the approval of the Microware Systems Corporation 1999 Stock Purchase Plan; and
3) the ratification of the selection of KPMG Peat Marwick LLP as independent public accountants of the Company for the fiscal year ending March 31, 2000. The results were as follows:

1.       Election of Class I Directors
      Shares Entitled to Vote                    Votes at Meeting
      --------------------------------           ----------------
            14,944,942                                    13,679,221

         Name                                 For          Withhold Authority
         ----                             ----------       ------------------
         Kenneth B. Kaplan                13,519,783             159,438
         Martin Allen                     13,529,671             149,550
         Daniel P. Howell                 13,534,144             145,077

2. Proposal to adopt the Company's 1999 Stock Purchase Plan.

            For                     Against        Abstain     Broker Non-vote
        ------------              ----------      ---------    ---------------
         13,388,182                 272,226         18,813           -0-

3. Ratification of Selection of KPMG Peat Marwick LLP as Independent Public Accountants

          For              Against        Abstain      Broker Non-vote
      ------------        --------        -------      ---------------
       13,618,059          51,536          9,626             -0-





                                    21 of 22

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a.)     Exhibits

              10.10 Employment Agreement by and between George E. Leonard and Microware

              10.11 Severance Agreement and General Release by and between
              M. Denis Connaghan and Microware

              27      Financial Data Schedule (EDGAR version only).

          (b.)    None.

         No other items.

SIGNATURE

Pursuant to the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

                          MICROWARE SYSTEMS CORPORATION

          Date: November 12, 1999           /S/ George E. Leonard
                                            ---------------------
                                            George E. Leonard
                                            Executive Vice President,
                                            Chief Financial Officer,
                                            Treasurer and Secretary


          Date: November 12, 1999           /S/ Kent E. Thompson
                                            ---------------------
                                            Kent E. Thompson
                                            Chief Accounting Officer,
                                            Controller and Assistant
                                            Treasurer and Assistant Secretary





                                     22 of 22