Form 10-Q
period 1999-12-31
MICROWARE SYSTEMS CORP
filed 2000-02-11
CIK 1003383

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 1999

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

       COMMON STOCK: 15,011,704 SHARES OUTSTANDING AS OF DECEMBER 31, 1999


                                  1 of 20

                          MICROWARE SYSTEMS CORPORATION
                                    FORM 10-Q
                         QUARTER ENDED DECEMBER 31, 1999



INDEX

PART I - FINANCIAL INFORMATION

            ITEM 1.                 Financial statements

                                    Consolidated Statements of Operations for the nine month periods ended December 31, 1999 and 1998.

                                    Consolidated Balance Sheets as of December
                                    31, 1999 and March 31, 1999.

                                    Consolidated Statements of Cash Flows for the nine month periods ended December 31, 1999 and 1998.

                                    Notes to Consolidated Financial Statements

            ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

            ITEM 3.                 Quantitative and Qualitative Disclosures
                                    About Market Risks

PART II - OTHER INFORMATION

            ITEM 1.                 Legal Procedings

            ITEM 6.                 Exhibits and Reports of Form 8-K

SIGNATURES


                                  2 of 20

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

The results for the quarter ended December 31, 1999 are not necessarily indicative of the results to be expected for the entire year.

                                  3 of 20

                          MICROWARE SYSTEMS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                   ($ in thousands, except per share amounts)


                                                            THREE MONTHS ENDED                            NINE MONTHS ENDED
                                                               DECEMBER 31,                                  DECEMBER 31,
                                                     --------------------------------               --------------------------
                                                          1999                1998                       1999            1998
                                                     -----------          -----------               -----------     ----------
REVENUES:
      Product                                        $     2,790          $    2,354                 $   7,765       $   9,284
      Services                                               874               1,012                     2,376           3,491
                                                     -----------          -----------               -----------     ----------
                                                           3,664               3,366                    10,141          12,775
COST OF REVENUES:                                    -----------          -----------               -----------     ----------
      Product                                                565                 671                     1,632           1,954
      Services                                               388                 525                     1,086           1,832
                                                     -----------          -----------               -----------     ----------
                                                             953               1,196                     2,718           3,786
                                                     -----------          -----------               -----------     ----------
            GROSS PROFIT                                   2,711               2,170                     7,423           8,989

OPERATING EXPENSES:
      Research and development                             1,398               1,615                     4,416           5,131
      Sales and marketing                                  2,337               2,990                     7,241           8,562
      General and administrative                             651                 936                     2,192           2,725
                                                     -----------          -----------               -----------     ----------
            TOTAL OPERATING EXPENSES                       4,386               5,541                    13,849          16,418
                                                     -----------          -----------               -----------     ----------

            OPERATING LOSS                                (1,675)             (3,371)                   (6,426)         (7,429)
                                                     -----------          -----------               -----------     ----------

OTHER INCOME (EXPENSE):
      Foreign currency gain, net                              33                 134                       286             207
      Gain on sale of land, net                                -                 140                         -             140
      Interest income                                         42                 111                       164             403
      Interest expense                                      (128)               (131)                     (387)           (399)
                                                     -----------          -----------               -----------     ----------
                                                             (53)                254                        63             351
                                                     -----------          -----------               -----------     ----------
            LOSS BEFORE INCOME                            (1,728)             (3,117)                   (6,363)         (7,078)
              TAX EXPENSE (BENEFIT)
Income tax expense (benefit)                                  54                (125)                      144              65
                                                     -----------          -----------               -----------     ----------
            NET LOSS                                 $    (1,782)         $   (2,992)               $   (6,507)     $   (7,143)
                                                     ===========          ===========               ===========     ==========

Basic loss per share                                 $     (0.12)         $    (0.20)               $    (0.44)     $    (0.49)
                                                     ===========          ===========               ===========     ==========
Shares used in per share calculation - basic              14,985              14,762                    14,957          14,650
                                                     ===========          ===========               ===========     ==========
Diluted loss per share                               $     (0.12)         $    (0.20)               $    (0.44)     $    (0.49)
                                                     ===========          ===========               ===========     ==========
Shares used in per share calculation - diluted            14,985              14,762                    14,957          14,650
                                                     ===========          ===========               ===========     ==========

See accompanying notes to consolidated financial statements.

                                  4 of 20

                          MICROWARE SYSTEMS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                   ($ in thousands, except per share amounts)

                                                                        December 31, 1999
                                            ASSETS                           (unaudited)                   March 31, 1999
                                                                        --------------------            -------------------
CURRENT ASSETS:
          Cash and cash equivalents                                           $   2,061                       $   2,840
          Short-term investments                                                  1,492                           4,687
          Trade receivables, net of allowance for doubtful accounts
                of $392 and $485, respectively                                    2,826                           3,593
          Income taxes receivable                                                   120                             122
          Inventories                                                                50                              71
          Prepaid expenses and other current assets                                 485                             438
          Deferred tax assets                                                       393                             473
                                                                              ---------                       ---------
                TOTAL CURRENT ASSETS                                              7,427                          12,224

PROPERTY AND EQUIPMENT:
          Land and improvements                                                   2,004                           2,004
          Building                                                                8,426                           8,426
          Furniture, fixtures & equipment                                         3,633                           3,647
          Research and development equipment                                      2,678                           2,806
          Leasehold improvements                                                    136                              49
                                                                              ---------                       ---------
                                                                                 16,877                          16,932
          Accumulated depreciation and amortization                               5,219                           4,416
                                                                              ---------                       ---------
                NET PROPERTY AND EQUIPMENT                                       11,658                          12,516

OTHER ASSETS:
          Intangible assets, net of amortization                                  1,093                           2,007
          Deposits and other                                                        533                             787
                                                                              ---------                       ---------
                TOTAL OTHER ASSETS                                                1,626                           2,794
                                                                              ---------                       ---------
                                                                              $  20,711                       $  27,534
                                                                              =========                       =========

                                  5 of 20

                          MICROWARE SYSTEMS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (Continued)

                                                                        December 31, 1999
                                           LIABILITIES                     (unaudited)                   March 31, 1999
                                                                        -------------------             -----------------
CURRENT LIABILITIES:
          Notes payable to banks                                              $      --                       $     253
          Current portion of long-term debt                                          75                              71
          Accounts payable                                                          968                             927
          Accrued expenses                                                        2,117                           2,140
          Deferred revenues                                                         860                             812
          Income taxes payable                                                      232                             113
                                                                              ---------                       ---------
                TOTAL CURRENT LIABILITIES                                         4,252                           4,316
Long-term debt, less current installments                                         6,790                           6,847
Deferred income taxes                                                               393                             428
                                                                              ---------                       ---------
                TOTAL LIABILITIES                                                11,435                          11,591
                                                                              ---------                       ---------

                                     SHAREHOLDERS' EQUITY
Series I preferred  stock, no par value; 500,000 shares
      authorized; none issued or outstanding                                         --                              --
Common stock, voting, no par value;
      50,000,000 shares authorized; 15,236,804 and
      15,154,992 shares issued; 15,011,704 and 14,929,892
      shares outstanding                                                         37,174                          37,065
Accumulated deficit                                                             (26,302)                        (19,795)
Accumulated other comprehensive loss                                               (819)                           (550)
                                                                              ---------                       ---------
                                                                                 10,053                          16,720

Less cost of common shares acquired for the treasury,
      225,100 and 225,100 shares                                                    777                             777
                                                                              ---------                       ---------
                TOTAL SHAREHOLDERS' EQUITY                                        9,276                          15,943
                                                                              ---------                       ---------
                                                                              $  20,711                       $  27,534
                                                                              =========                       =========

See accompanying notes to consolidated financial statements.

                                  6 of 20

                          MICROWARE SYSTEMS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                             NINE MONTHS ENDED
                                                                                                December 31,
                                                                               ----------------------------------------------
                                                                                    1999                          1998
                                                                               ---------------                 --------------
                                                                                             ($ in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                                   $    (6,507)                   $   (7,143)
            Adjustments to reconcile net loss to net cash
                used in operating activities:
               Depreciation and amortization                                           2,163                         2,159
               Loss (gain) on sale of assets                                              11                          (140)
               Deferred income taxes                                                      45                            10
            Change in assets and liabilities:
               Trade receivables, net                                                    783                         1,165
               Inventories                                                                21                            17
               Prepaid royalties                                                           -                           267
               Other current assets                                                      (48)                          263
               Income taxes receivable                                                     3                             3
               Other assets                                                              144                           262
               Accounts payable                                                           (6)                         (528)
               Accrued expenses                                                          (14)                          (24)
               Deferred revenues                                                          27                          (230)
               Income taxes payable                                                      117                            79
                                                                               ---------------                 --------------
      NET CASH USED IN OPERATING ACTIVITIES                                           (3,261)                       (3,840)
                                                                               ---------------                 --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
            Capital expenditures                                                        (211)                         (759)
            Purchase of short-term investments                                        (5,805)                       (5,982)
            Maturities of short-term investments                                       9,000                        11,956
            Proceeds from sale of land, net                                               --                           665
                                                                               ---------------                 --------------
      NET CASH PROVIDED BY INVESTING ACTIVITIES                                        2,984                         5,880
                                                                               ---------------                 --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Principal payments on notes payable to banks and long-term debt                   (322)                         (125)
      Proceeds from issuance of common stock                                             108                           175
      Cost of issuance of common stock                                                    --                           (13)
                                                                               ---------------                 --------------
      NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                               (214)                           37
                                                                               ---------------                 --------------

Effect of foreign currency exchange rate changes on cash                                (288)                         (163)
                                                                               ---------------                 --------------
   Net (decrease) increase in cash and cash equivalents                                 (779)                        1,914

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                       2,840                         2,009
                                                                               ---------------                 --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $     2,061                    $    3,923
                                                                               ===============                 ==============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Cash paid for interest                                                     $       386                    $      395
                                                                               ===============                 ==============
      Cash paid for taxes                                                        $        25                    $       41
                                                                               ===============                 ==============

See accompanying notes to consolidated financial statements.

                                  7 of 20

                          MICROWARE SYSTEMS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 1999 AND 1998
                                   (UNAUDITED)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In accordance with the rules and regulations of the Securities and Exchange Commission, the preceding unaudited financial statements omit or condense certain information and footnote disclosure normally required for complete financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (which include reclassifications and normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 1999 and for all periods presented, have been made. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended March 31, 1999 included in Microware's Annual Report on Form 10-K.

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

In December 1998, the AICPA released SOP 98-9, Modification of SOP 97-2, "Software Revenue Recognition with Respect to Certain Transactions." SOP 98-9 amends SOP 97-2 to require that an entity recognize revenue for multiple element arrangements by means of the "residual method" when (1) there is vendor-specific objective evidence of the fair values of all the undelivered elements that are not accounted for by means of long-term contract accounting
(2) vendor-specific objective evidence of fair value does not exist for one or more of the delivered elements, and (3) all revenue recognition criteria of SOP 97-2 (other than the requirement for vendor-specific objective evidence of the fair value of each delivered element) are satisfied. The provisions of SOP 98-9 extend the deferral of certain paragraphs of SOP 97-2 and became effective December 15, 1998. These deferred paragraphs of SOP 97-2 and SOP 98-9 will be effective for transactions that are entered into in fiscal years beginning after March 15, 1999. Retroactive application is prohibited. The effects of these statements are not expected to have a material impact on Microware's operating results, financial position or cash flows.

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

                                   8 of 20

4.    COMPREHENSIVE INCOME

Comprehensive income is defined as the change in equity of a company during a period from transactions and other events and circumstances, excluding transactions resulting from investments by owners and distributions to owners. For Microware, the primary difference between net income and comprehensive income results from foreign currency translation adjustments.

Comprehensive loss for the three and nine months ended December 31, 1999 and 1998 is as follows:


                                                          Three Months Ended                      Nine Months Ended
                                                             December 31,                           December 31,
                                                  -----------------------------------     ----------------------------------
                                                        1999              1998                  1999             1998
                                                        ----              ----                  ----             ----
Net loss                                               $(1,782)        $  (2,992)            $ (6,507)       $  (7,143)
Foreign currency translation adjustment                    (69)              (96)                (269)             (62)
                                                    ----------         ---------             --------        ---------
Total comprehensive loss                               $(1,851)        $  (3,088)            $ (6,776)       $  (7,205)
                                                    ==========         =========             ========        =========

                                    9 of 20

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

OVERVIEW

Microware develops, markets and supports real-time operating system software and high-level language compilers used in consumer electronics, communications, process control and factory automation, scientific research, and government/defense applications. Microware's product line is built around the OS-9 family of real-time operating systems for advanced microprocessors. The OS-9 product family includes options for programming languages, networking, graphical interfaces and productivity tools. Substantially all of Microware's revenues have been derived from licenses and related services from the OS-9 product family.

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

                                   10 of 20

A key element of Microware's long-term strategy is to develop products that can be embedded into successful, high volume customer products, thereby significantly increasing license run-time royalty fees. Any increase in the percentage of revenues attributable to license run-time royalties will depend on Microware's successful negotiation of license run-time royalties and on the successful commercialization by Microware's customer of the underlying product.

RESULTS OF OPERATIONS

THIRD QUARTER OF FISCAL 2000 COMPARED TO THE THIRD QUARTER OF FISCAL 1999

REVENUES

Total revenues increased 9% or $298,000 from $3.4 million in the third quarter of fiscal 1999 to $3.7 million in the third quarter of fiscal 2000. Product revenues increased 19% or $436,000 from $2.4 million in the third quarter of fiscal 1999 to $2.8 million in the third quarter of fiscal 2000. The increase in product revenues between periods resulted primarily from an increase in revenues from design wins in the third quarter of fiscal 2000 as compared to the third quarter of fiscal 1999. Services revenues decreased 14% or $138,000 from $1.0 million in the third quarter of fiscal 1999 to $874,000 in the second quarter of fiscal 2000. The decrease in services revenues between periods resulted primarily from a decline in revenue from custom contract work, which was partially offset by an increase in revenue from maintenance support agreements.

International revenues represented 78% or $2.9 million and 75% or $2.5 million of total revenues in the third quarters of fiscal 2000 and 1999, respectively. The increase in international revenues as a percentage of total revenues between periods stemmed primarily from sales generated by the Company's North American sales force falling below expectations. The Company expects international sales to continue to represent a significant portion of its revenues, although the percentage may fluctuate significantly from period to period. In Europe and Japan, revenues and expenses are primarily denominated in local currencies. The Company's operating and pricing strategies take into account changes in exchange rates over time, however, the Company's results of operations may be significantly affected in the short-term by fluctuations in foreign currency exchange rates.

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

Cost of revenues decreased 20% or $243,000 from $1.2 million in the third quarter of fiscal 1999 to $953,000 in the third quarter of fiscal 2000. As a percentage of product revenues, the cost of product revenues was 29% and 20% for the third quarters of fiscal 1999 and 2000, respectively. The decrease as a percentage of product revenues was principally due to a reduction in third party royalty costs between periods. Cost of services revenues decreased 26% or $137,000 from the third quarter of fiscal 1999 to the third quarter of fiscal 2000, and decreased as a percentage of services revenues from 52% in the third quarter of fiscal 1999 to 44% in the third quarter of fiscal 2000. The reduction in costs and increase in gross margins on services work primarily resulted from fewer engineers providing support and custom engineering for higher margin customers in the third quarter of fiscal 2000 as compared to the third quarter of fiscal 1999.

RESEARCH AND DEVELOPMENT

Research and development expense includes expenses associated with the development of new products and the enhancements of existing products, and consists primarily of employee salaries and related expenses. Research and development expense decreased 13% or $217,000 from $1.6 million in the third quarter of fiscal 1999 to $1.4 million in the third quarter of fiscal 2000. Research and development expense declined as a result of a reduction in software maintenance support costs associated with certain third party software utilized by the Company to develop

                                   11 of 20
new products. Microware has made substantial investments in product development and believes its future success will depend in large part on its ability to enhance its existing products, to develop new products and to maintain technological competitiveness. Consequently, Microware anticipates that it will continue to commit substantial resources to product development in the future.

SALES AND MARKETING

Sales and Marketing expense consists primarily of sales and marketing personnel related costs, including sales commissions. Sales and marketing expense also includes costs of advertising, public relations and attendance at industry trade shows. Sales and marketing expense decreased 22% or $653,000 from $3.0 million in the third quarter of fiscal 1999 to $2.3 million in the third quarter of fiscal 2000. The reduction in sales and marketing expense between periods primarily resulted from a reduction in personnel. Microware continues to work towards developing a small, focused and efficient sales and marketing team. Microware expects to continue investing strategically in sales and marketing over the remainder of fiscal 2000 to expand its customer base and to market its products.

GENERAL AND ADMINISTRATIVE EXPENSE

General and administrative expenses consist primarily of personnel related costs for administration, finance, human resources and facilities management, as well as legal, auditing and certain recruiting and relocation expenses. General and administrative expenses decreased 30% or $285,000 from $936,000 to $651,000 in the third quarters of fiscal 1999 and 2000, respectively. The decrease in the second quarter of fiscal 2000 primarily resulted from the absence of costs incurred from organizational changes made in the Company's operations during the third quarter of fiscal 1999 and a tax abatement refund received on the Company's headquarters facility.

OTHER INCOME (EXPENSE)

Other income (expense) decreased from $254,000 to ($53,000) in the third quarters of fiscal 1999 and 2000, respectively. Overall, the decrease resulted from the absence of a $140,000 gain related to the sale of two lots in fiscal 1999 by the Company and a decrease in interest income due to cash used in operations. Additionally, foreign exchange gains in the third quarter of fiscal 2000 were not as favorable as in the third quarter of fiscal 1999.

NINE MONTHS YEAR-TO-DATE OF FISCAL 2000 COMPARED TO NINE MONTHS YEAR-TO-DATE OF FISCAL 1999

REVENUES

Total revenues decreased 21% or $2.6 million from $12.8 million for the nine-month period ended December 31, 1998 to $10.1 million for the nine-month period ended December 31, 1999. Product revenues decreased 16% or $1.5 million from $9.3 million for the nine-month period ended December 31, 1998 to $7.8 million for the nine-month period ended December 31, 1999. The decrease in product revenues stemmed primarily from a reduction in DAVID and Java distribution license and non-refundable prepaid royalty fees. Services revenues decreased 32% or $1.1 million from $3.5 million for the nine-month period ended December 31, 1998 to $2.4 million for the nine-month period ended December 31, 1999. The decrease in services revenues in the first nine months of fiscal 2000 as compared to the first nine months of fiscal 1999 resulted from a significant reduction in custom contract work.

                                    12 of 20

COST OF REVENUES

Total cost of revenues decreased 28% or $1.1 million from $3.8 million for the nine-month period ended December 31, 1998 to $2.7 million for the nine-month period ended December 31, 1999. As a percentage of product revenues, cost of product revenues remained constant at 21% for the nine-month periods ended December 31, 1998 and 1999, respectively. As a percentage of services revenues, cost of services revenues decreased from 53% for the nine-month period ended December 31, 1998 to 46% for the nine-month period ended December 31, 1999. The reduction in costs and increase in gross margins on services work primarily resulted from fewer engineers providing support and custom engineering for higher margin customers in the first nine months of fiscal 2000 as compared to the first nine months of fiscal 1999.

RESEARCH AND DEVELOPMENT

Research and development expense decreased 14% or $715,000 from $5.1 million for the nine-month period ended December 31, 1998 to $4.4 million for the nine-month period ended December 31, 1999. Research and development expense fell due to reductions in engineering staff and a decline in software maintenance support costs associated with certain third party software utilized by the Company to develop new products.

SALES AND MARKETING

Selling and marketing expense decreased 15% or $1.3 million from $8.6 million to $7.2 million in the nine-months ended December 31, 1998 and 1999, respectively. The reduction in sales and marketing expense between periods primarily resulted from a reduction in personnel. Microware continues to work towards developing a small, focused and efficient sales and marketing team. During the first nine months of fiscal 2000 Microware continued to experience turnover in its sales and marketing personnel, which has had, and may continue to have, an interim adverse affect on our operations.

GENERAL AND ADMINISTRATIVE EXPENSE

General and administrative expenses decreased 20% or $533,000 from $2.7 million for the nine-month period ended December 31, 1998 to $2.2 million for the nine-month period ended December 31, 1999. The decrease between periods resulted primarily from the absence of costs incurred from organizational changes made in the Company's operations during the second and third quarters of fiscal 1999.

OTHER INCOME (EXPENSE)

Other income decreased $288,000 from $351,000 for the nine-month period ended December 31, 1998 to $63,000 for the nine-month period ended December 31, 1999. Overall, the decrease is attributable to the absence of a $140,000 gain related to the sale of two lots in fiscal 1999 by the Company and a decrease in interest income due to cash used in operations.

                                   13 of 20

LIQUIDITY AND CAPITAL RESOURCES

Microware has historically funded its operations primarily through cash flows from operations, the sale of common stock and, to a lesser extent, long term debt. At December 31, 1999, Microware had approximately $3.2 million in working capital and $3.6 million in cash and short-term investments as compared to $7.9 million in working capital and $7.5 million in cash and short-term investments at March 31, 1999. The reduction in working capital and cash and short term investments resulted principally from the use of cash during the first three quarters of fiscal 2000 for operating activities.

Net cash used in operating activities in the first nine-months of fiscal 1999 and 2000 totaled $3.8 million and $3.3 million, respectively. The net loss of $7.1 million, partially offset by the $1.2 million reduction in trade receivables, was the primary reason for the cash used in operations in the first nine-months of fiscal 1999. The net loss of $6.5 million, partially offset by a decrease in trade receivables of $783,000, was the primary reason for the cash used in operations in the first nine-months of fiscal 2000.

Net cash provided by investing activities in the first nine-months of fiscal 1999 and 2000 totaled $5.9 million and $3.0 million, respectively. Cash provided by investing activities during the first three quarters of fiscal 1999 and 2000 resulted from net maturities of short-term investments and were partially offset by capital expenditures.

Net cash (used in) provided by financing activities in the first nine-months of fiscal 1999 and 2000 totaled $37,000 and ($214,000), respectively. Cash used for financing activities during the first nine-months of fiscal 2000 stemmed primarily from the retirement of a note payable to a bank associated with Microware's Japanese subsidiary amounting to approximately $250,000.

As of December 31, 1999, Microware had approximately $6.9 million of long term debt, including current portion, outstanding relating to its headquarters building. Monthly payments are $49,000, including interest at 7.46%, with the unpaid balance due January 1, 2008. In accordance with the loan agreement, Microware has provided the lender an irrevocable standby letter of credit in the amount of $786,000. In order to obtain the irrevocable standby letter of credit, Microware has pledged a $786,000 U.S. Treasury note, included in short-term investments, as collateral.

Management believes current working capital and its $1.0 million bank line of credit will be adequate to meet Microware's future working capital, new product development and capital expenditure needs at least through the end of fiscal 2000.

Management does not believe that inflation has historically had a material effect on Microware's results of operations.

Many of Microware's international contracts are denominated in local currencies, and an increase in the relative value of the dollar against such currencies would lead to a reduction in Microware revenues. Microware attempts to minimize its foreign currency exposure by attempting to keep intercompany balances current and minimizing assets in any one currency denomination. However, due to recent losses, intercompany balances have increased and are not specifically hedged and while the gains reflected in the second and third quarters of fiscal 2000 have benefited the Company, there can be no assurance that Microware's future results of operations will not be adversely affected by currency fluctuations.

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

                                    14 of 20

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

As of the date of filing this report, the Company has not experienced any significant issues arising from the Year 2000 issue. In addition, the Company is not aware of any material adverse impact of the Year 2000 on any of its customers or suppliers. The Company does not expect to expend any material amount going forward on Year 2000 issues.

The foregoing is a Year 2000 readiness disclosure entitled to protection as provided in the Year 2000 Information and Readiness Disclosure Act.

 "EURO" ISSUES

On January 1, 1999, the European Union ("EU") introduced a new currency (the "Euro"). The Euro is intended to enable the EU to blend the economies of the EU's member states into one large market with unrestricted and unencumbered trade and commerce across borders. Eleven European countries are participating in the first membership wave, namely the Netherlands, Belgium, Luxembourg, Germany, France, Ireland, Finland, Austria, Italy, Spain and Portugal. Other member states are expected to join in the years to come. Legacy currencies will remain legal tender in the participating countries for a transition period between January 1999 and January 2002. During the transition period, non-cash payments can be made in the Euro, and parties can elect to pay for goods and services and transact business using either the Euro or a legacy currency. The Company does not presently expect that the introduction and use of the Euro will have a material adverse effect on the Company's financial position, results of operations or cash flows during the transition period. The significant requirement of companies during the transitionary period is the ability to invoice and accept payment in Euro denominated transactions if a customer makes this request. Based on current information and our current assessments we do not expect that the conversion to the Euro will have a material adverse effect on our business, financial condition or results of operations.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

In addition to the other risk factors contained herein and within other filings with the Securities and Exchange Commission, Microware believes the following additional risk factors should be taken into consideration in evaluating its business:

                                     15 of 20

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

ABILITY TO KEEP PACE WITH COMPETITION AND RAPID TECHNOLOGY CHANGE

The embedded systems markets are highly diverse and devoid of established technology standards. A majority of embedded operating systems and applications are developed in-house by OEMs, and no single processor platform accounts for a majority or even a substantial minority of the embedded systems under development. Moreover, the market is increasingly competitive, with a number of industry-leading companies with substantially greater financial and technical resources than Microware devoting substantial resources to the development of significant market share in the embedded systems business. While Micrware tries to support the industry-leading 32-bit microprocessors which it believes represent the best market opportunities, and to offer the best possible array of incremental software functionalities, there can be no assurance that Microware's current products will meet the demands of the market in an environment of increasing competition and rapid technology change.

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

                                   16 of 20

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

INTERNATIONAL OPERATIONS

In the past three fiscal years, Microware derived at least 50% and as much as 78% of its total revenue from sales outside North America, and this trend is anticipated to continue in the future. This dependence on international operations subjects Microware to certain risks, including tariffs and other barriers, difficulty in staffing and managing foreign subsidiary operations, difficulty in managing distributors and resellers, difficulty in accounts receivable collection, foreign currency exposure and adverse tax consequences. Microware is also subject to the risks associated with the imposition of protective import or export legislation and regulations by the United States or other countries. We cannot predict whether quotas, duties, taxes or other charges or restrictions will be implemented on our products in the future. There can be no assurance that these factors or the adoption of restrictive policies will not have a material adverse effect on Microware's business, financial condition and results of operations.

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

                                     17 of 20

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

                                    18 of 20

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

INTEREST RATE SENSITIVITY

Microware's exposure to market risk associated with changes in interest rates relates primarily to debt obligations as all financial assets are short term in nature. Microware is exposed to changes in fair value of its long-term debt, which carries a fixed interest rate. At December 31, 1999, Microware had total long-term debt of $6,865,000.

FOREIGN CURRENCY RISK

Microware transacts business in various foreign currencies, primarily Japanese yen and certain European currencies, as discussed within this Form 10-Q as well as the Annual Report on Form 10-K, and accordingly is exposed to fluctuations in foreign currency markets. The Company does not enter into foreign currency hedging transactions.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEDINGS.

On September 1, 1999, Microware filed suit in the United States District Court for the Southern District of Iowa ("Court") against Apple Computer, Inc. ("Apple"). The suit charges Apple with trademark infringement, false designation of origin, unfair competition, and trademark dilution. Microware believes that Apple's use of the trademark "MAC OS 9" to identify its operating system software has, and will continue to, cause confusion in the marketplace, and dilute the value and goodwill associated with Microware's trademark and incontestably registration for the mark "OS-9". On October 14, 1999, Microware filed a motion for preliminary injunction, asking the Court to order Apple to stop all use of the mark "MAC OS 9". On November 26, 1999, Apple filed a motion for summary judgement based on a fair use defense. The Court will hear both motions in February 2000. Microware and its counsel believe the charges brought against Apple are well founded and strongly supported by the facts and law as presently known and understood.

                                   19 of 20

 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

          (a.)    Exhibits

                  27      Financial Data Schedule (EDGAR version only).

          (b.)    None.

          No other items.

SIGNATURE

Pursuant to the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

                                         MICROWARE SYSTEMS CORPORATION

            Date: February 11, 2000           /s/ George E. Leonard
                                              ---------------------
                                              George E. Leonard
                                              Executive Vice President,
                                              Chief Financial Officer,
                                              Treasurer and Secretary


            Date: February 11, 2000           /s/ Kent E.Thompson
                                              -------------------
                                              Kent E. Thompson
                                              Chief Accounting Officer,
                                              Controller and Assistant
                                              Treasurer and Assistant Secretary


                                     20 of 20