Form 10-K405
period 2000-03-31
MICROWARE SYSTEMS CORP
filed 2000-06-29
CIK 1003383

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                                   (MARK ONE)

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                    For the Fiscal Year Ended March 31, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or in any amendment to this Form 10-K. [X]

THE APPROXIMATE VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT AS OF MAY 31, 2000 WAS $22,515,549. THIS CALCULATION DOES NOT REFLECT A DETERMINATION THAT PERSONS ARE AFFILIATES FOR ANY OTHER PURPOSES.

NUMBER OF SHARES OUTSTANDING AS OF MAY 31, 2000: 15,186,800.

DOCUMENTS INCORPORATED BY REFERENCE: DEFINITIVE PROXY STATEMENT TO BE FILED FOR THE 2000 ANNUAL MEETING OF SHAREHOLDERS (PART III).

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

                                       2

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

     OS-9 products include those targeted at Original Equipment Manufacturers ("OEMs"), which include limited source code and enable OEMs to develop customized versions of OS-9 for their specific embedded system application. OEM packages are licensed on a processor-specific basis. Current OEM packages provide support for Motorola 68xxx (680x0, 683xx), Motorola/IBM Power PC (4xx, 6xx, 7xx, 8xx, 82xx), Intel Arm and StrongArm (SA 1100/SA 1110), Intel IXP 1200 network processor, Hitachi SuperH (SH3, SH4), Intel/AMD/ST Microelectronics/Cyrix x86/Pentium (386, 486, 586, Pentium, Pentium II), MIPS, over 30 manufacturers of ARM 7 and ARM 9 derivatives, and other processor families. Additionally, these OEM packages provide support for embedded, communications, and consumer applications.

     Microware's DAVID (Digital Audio/Video Interactive Decoder) combines OS-9 with multimedia application programming interface (API) and support for various digital audio/video transmission and networking protocols to provide a full operating environment for the developers of digital TV, interactive television and set-top boxes.

     Microware's operating system products are licensed to OEMs through OEM license agreements which generally provide licensees (i) the right to use a specific configuration of an OS-9 module for internal product development in consideration of payment of an initial license fee; and (ii) the right to distribute copies of OS-9 and related software embedded in the licensee's product in consideration of the licensee's payment of a per copy royalty for every copy of OS-9 distributed. OEM licenses are generally bundled with end-user licenses of related development tools on a password protected CD ROM providing a complete development solution in an easy to use package.

     All of Microware's operating system products are also available as board-level products through end-user license agreements which grant licensees the right to embed copies of the software in a fixed number of single-board computers. Microware OS-9 board-level products are available for many popular single-board computers, including the Motorola MVME, Compact PCI (cPCI), and MBX platforms, single board computers (SBC), PC/AT-compatible computers, and all reference platforms for supported processors listed above.

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

     - Microware OS-9 USB - The Universal Serial Bus (USB) implementation uses the SoftStax(TM) universal framework to create a high performance, low footprint, low CPU utilization USB implementation for OS-9.

     - Microware OS-9 IEEE1394 Software Developers' Kit (SDK) - Microware's IEEE1394 SDK for OS-9 provides an IEEE1394-1995 compliant turnkey solution for real-time, high performance applications.

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

     - Third party middleware for Microware OS-9, including Serial Network Management Protocol (SNMP), PCMCIA support, True Flash File System (FFS) support, Infrared Data Association (IrDA), Asychronous Transfer Mode (ATM), web server and web browser support packages, GUI Builder, MP3 player.

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

     Following the release of Hawk, the Company released HawkEye, a visualization tool for OS-9. HawkEye captures and analyzes a log of events such as forks and exits, context switches, system calls, and interrupts during the execution of a program. It stores all of this information and graphically displays it in an easy to understand format.

     Microware's development tools are generally sold under end-user licenses that enable customers to install and use the tools at a fixed number of development seats. The development tools are typically packaged with the operating system product on a single CD-ROM.

CONSULTING SERVICES
     Consulting services cover a wide range of activities including custom engineering, technical support and training. A high level of customer service and support is essential because many of the Company's customers depend on the Company's products to support the development and operation of complex applications. Custom engineering revenues are typically generated from discrete software engineering projects adapting OS-9 to specific customer requirements. The Company also selectively engages in custom development in order to extend its product line. Professional services are generally provided on a rate per hour and/or per project basis.

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

MARKETS, APPLICATIONS AND CUSTOMERS
     Microware's strategy is to leverage its advanced technology, strategic customer relationships, commitment to quality, and expertise based on years of experience in the embedded systems market to establish and maintain OS-9 as a leading operating environment for embedded systems. To achieve this goal, Microware focuses its marketing and product development efforts on those sectors of the embedded systems market it believes have the greatest potential to increase Microware's future revenue: (i) traditional embedded systems such as industrial automation, transportation, medical, and government/military systems,
(ii) communications infrastructure devices and equipment, and (iii) consumer products such as digital television decoders, wireless telephones, and Internet appliances. In product development, the Company endeavors to provide comprehensive solutions for these diverse markets by supporting market-leading embedded processors and developing new modules providing specialized functionality for those markets. For example, Microware provides specialized telecommunications protocol support for communications infrastructure products, motion picture file manager support for digital television products, power management software for hand-held, battery-operated wireless devices, and Java support for Internet access devices. In sales and marketing, this means developing strategic customer relationships with market leaders, such as Motorola , in the wireless products market or Zenith in the digital television market, and working closely with the providers of complementary technologies.

TRADITIONAL EMBEDDED SYSTEMS BUSINESS
     The traditional real-time embedded system software market is the core of Microware's business. Licenses to manufacturers of process control, scientific and medical instrumentation, and other relatively low-volume products are a significant source of revenue. Emerging markets for the

Company's traditional embedded systems business include intelligent transportation systems, private network computer systems, gaming devices, office automation and medical instrumentation. The Company believes that the market for its operating system software in the general embedded systems market is large and diversified, and continues to develop, market, support and license its products to and for customers in the traditional embedded systems market. Microware believes that it has a measurable share of the third party embedded operating system market.

     In fiscal 2000, Microware continued its emphasis on the traditional embedded systems business by its support for board-level products, developing its relationships with leading embedded systems distributors and resellers, and hiring new sales personnel with substantial embedded systems experience. While the Company believes that its proven technology and long-standing presence in this rapidly growing market will enable it to substantially increase its revenues from this market, its ability to do so is subject to significant risks and uncertainties, particularly the Company's ability to rapidly develop effective internal and third party sales, distribution and marketing channels in the embedded systems marketplace.

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

     Microware's wireless and Internet strategy is to provide a wide variety of products and services for licensing to leading equipment manufacturers. The core of this strategy is the development of strategic customer relationships with leading manufacturers of wireless and Internet devices. Microware has developed such strategic licensing relationships with Motorola, among others, who have been developing next generation wireless and Internet communications devices using OS-9.

     Under a July 1995 software development and license agreement, Microware is providing OS-9 as the operating system for various wireless devices under development by Motorola, Inc. Motorola's PageWriter two-way pager, currently being marketed through the SkyTel paging network, is based on a customized version of OS-9 jointly developed by Microware and Motorola. In July 1995, Motorola also purchased 1,526,232 shares of Microware Common Stock and was issued warrants to acquire additional shares. As of March 31, 2000, warrants to acquire 1,248,736 shares were outstanding, of which warrants to purchase 554,992 shares were exercisable. On August 1, 2000, warrants to acquire 693,744 shares will become exercisable. All outstanding warrants will expire on July 31, 2001. Pursuant to the Stock and Warrant Purchase Agreement, a designee of Motorola has the right to serve on Microware's Board of Directors. That seat is currently vacant.

     During the past fiscal year, the Company's revenues from its wireless and Internet activities primarily consisted of license fees, non-refundable prepaid royalties and custom contract engineering fees received from wireless and Internet customers. The Company's future operating results will depend significantly on the development of its products and personal wireless and Internet communication devices. To date some of the wireless and Internet device projects for which OS-9 has been licensed and customized have been delayed due to factors beyond Microware's control. Such delays may continue in the future. As wireless and Internet communication markets develop, the Company's strategy depends on the incorporation of the Company's software into new products, such as two-way pagers, smart wireless telephones, and in-car navigation systems, for which demand is uncertain. There can be no assurance that such products will be successfully developed or commercialized or that the Company will derive significant revenues or earnings from such products. Moreover, the Company's wireless and Internet strategy is highly dependent on its ability to market Java-compatible versions of its products. There can be no assurance that Java will continue to develop as a popular platform for wireless and Internet communications devices of OEMs, that Microware will be able to maintain Java-compatibility on competitive terms under its license with Sun Microsystems, or that Microware will be able to keep pace with the rapid technological change in these markets.

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

     All of the Company's products compete with proprietary software developed internally by embedded system product manufacturers, as well as with many third party vendors of development tools for embedded systems, including many privately held companies and several publicly held companies. Several microprocessor manufacturers, including Intel and Motorola, distribute software that at times competes with the Company's products. The Company expects that additional competitors, including other large software vendors, will emerge. Some of the Company's current competitors, and many of the Company's potential competitors, have substantially greater technical, sales, marketing and financial resources than the Company. Other than proprietary software developed internally by embedded systems manufacturers, the Company's products compete primarily with products by Mentor Graphics Corp. (through its acquisition of Microtec Research, Inc.), Microsoft Corporation ("Microsoft"), QNX, LynuxWorks and Wind River Systems, Inc.(Wind River), who, in fiscal 2000, acquired another of the Company's primary competitors, Integrated Systems, Inc.
(ISI).

     In the digital television market, Microware OS-9 for Digital TV, also known as DAVID, competes with software developed internally by set-top box manufacturers, including Scientific-Atlanta's PowerTV and Thompson Consumer Electronics' Open TV and with products from Microsoft, Sony and Wind River. Many of the Company's digital television competitors have substantially greater technical, sales, marketing and financial resources than the Company.

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

     As a result of consolidation and other transactions involving competitors and other companies in the Company's markets, the Company occasionally reviews potential transactions relating to its business, products and technologies. Such transactions could include mergers, acquisitions, strategic alliances, joint ventures, licensing agreements, co-promotion agreements or other types of transactions. The Company may choose to enter into such transactions at any time, and such transactions could have a material effect on the Company its business or operations.

MARKETING, SALES AND DISTRIBUTION
     Microware markets and licenses its products principally through its direct sales force. Microware currently uses a direct sales force in North America, Europe and Japan. The Company has numerous sales offices in the U.S. International offices are located in the United Kingdom, Germany, France, The Netherlands and Japan. Distributors and sales representatives are used in certain countries. Direct sales representatives are supported by field application engineers who are experienced in the embedded market and the Company's products and technologies. International sales accounted for approximately 59%, 64% and 68% of total revenues in fiscal 1998, 1999, and 2000 respectively.

     During the last three fiscal years, the Company has continued to experience significant turnover and attrition in its marketing and sales personnel. Additionally, the Japanese subsidiary's President and Representative Director, and the Managing Director of European Operations both resigned and were replaced in calendar year 2000. The significant turnover experienced by the Company has had, and may continue to have, an adverse effect on the Company's operations, the extent of which cannot presently be determined.

     The Company's future operating results will depend significantly on the Company's ability to develop its sales and distribution channels. In order to rapidly increase revenues and as the embedded market continues to mature, the Company continues to realign its efforts and resources towards strengthening its current sales and distribution channels, particularly in North America. Additionally, in fiscal 2001, the Company anticipates utilizing a focused network of Value Added Resellers (VARs) and distributors. While the Company believes the use of distributors will provide an effective channel to substantially increase its revenues, there can be no assurance that the Company will be able successfully engage distributors.

     In fiscal 2000, the Company invested in the expansion and development of its sales channels and the upgrading of its infrastructure to increase marketing activity associated with the release of new products. In addition to hiring a Director of Corporate Communications, the Company has retained the services of a public relations firm. While the Company anticipates that these investments will lead to increased revenue generation, there can be no assurance that there will be that result.

     The Company will continue to generate new business opportunities in its target markets through direct marketing, advertising, websites, press releases, trade shows, user group meetings, telemarketing, direct mailings and through its strategic alliances.

RESEARCH AND DEVELOPMENT
     The Company has made substantial investments in product development. The Company believes that its future success will depend in large part on its ability to enhance its existing products, to develop new products and to maintain its technological competitiveness. As of March 31, 2000, the Company employed 55 product development engineers. Of these, 47 engineers were based in Des Moines, Iowa and 8 were based in Tokyo, Japan.

     During fiscal 1998, 1999, and 2000 research and development expenses amounted to $7.2 million, $6.8 million, and $5.8 million, respectively, excluding capitalized software development costs. For the above periods, research and development expenses represented 41%, 41%, and 43% of the Company's total revenues, respectively. For the same periods, software development costs capitalized totaled $215,000, $64,000,and $0 respectively. The Company believes that its current level of research and development expenses is adequate to meet its competitive needs. The Company anticipates that it will continue to commit substantial resources to product development in the future.

PRODUCTION
     The Company prepares master software media, user manuals and packaging for each product. The Company's media duplication, production of product packaging, and printing of user manuals and related materials is performed by the Company at its facilities and by third party sources throughout the world. The Company grants duplication rights to certain of its original equipment manufacturers. To date, the Company has not experienced any material difficulties or delays in production of its software products or documentation.

BACKLOG
     The Company generally ships its products within a few days after acceptance of a customer purchase order and, therefore, has insignificant product backlog. The low product backlog makes it difficult to predict with accuracy quarterly revenues and quarterly earnings prior to the end of a quarterly reporting period.

EMPLOYEES
     As of March 31, 2000, the Company employed 127 people, including 57 in marketing, sales and support services, 55 in engineering and product development and 15 in operations, finance and administration. Of these employees, 82 are located in the United States, and 45 are employed by the Company's international operations. None of the Company's employees are represented by a labor union or is the subject of a collective bargaining agreement. The Company has never experienced a work stoppage and believes that its employee relations are good.

NOTICE REGARDING TRADEMARKS
     Microware, the Microware logo, OS-9, Hawk, HawkEye, DAVID, MAUI, UpLink, ITEM, FasTrak, Ultra C, Ultra C++ and SoftStax are registered trademarks of Microware Systems Corporation. Java, Java OS and PersonalJava are trademarks of Sun Microsystems, Inc. All other marks are trademarks or registered trademarks of their respective holders.

ADDITIONAL RISK FACTORS
     In addition to the other risk factors contained herein, the Company believes the following additional risk factors should be taken into consideration in evaluating its business:

     HISTORY OF OPERATING LOSSES; VARIABILITY OF QUARTERLY OPERATING RESULTS. The Company has experienced significant operating losses for the past four fiscal years. While the Company has taken a number of measures to increase its revenues, decrease its operating expenses, and attain profitability, there can be no assurance that these measures will succeed or that the Company will become profitable. Furthermore, the Company's revenues and operating results have varied substantially from quarter to quarter, remain difficult to forecast due to the nature of the embedded systems market and the Company's business, and should not be relied upon as an indication of future performance.

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

     COMPETITION. The Company has attracted substantial competition in its targeted markets. Many of the Company's traditional competitors have grown substantially as a result of successful exploitation of growth in the embedded systems market and through mergers and acquisitions, and in some cases have expanded their businesses in a manner which competes more directly with the Company. Microsoft has devoted substantial resources to the development of its Windows CE product, which is attempting to capture a significant market share in the handheld computer market and other segments of the embedded market. Sun Microsystems, Inc. offers an embedded operating system product called JavaOS, which it markets together with its Java technology. There can be no assurance the Company will be able to successfully attain new market share or even maintain its existing market share in this increasingly competitive market.

     ATTRACTION AND RETENTION OF QUALIFIED PERSONNEL. The Company's future performance depends to a significant degree upon the continued contributions of its key management, product development, marketing and sales personnel, many of whom have joined the Company recently. The Company has continued to experience significant turnover in personnel during the past fiscal year. Additionally, the Japanese subsidiary's President and Representative Director, and the Managing Director of European Operations both resigned and were replaced in calendar year 2000. The Company's ability to execute its market strategy will depend to a large degree upon its ability to integrate new personnel into the Company. Competition for qualified personnel throughout the software industry is intense and there can be no assurance that the Company will be successful in attracting and retaining such personnel.

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

     ISSUANCE OF PREFERRED STOCK, OPTIONS AND WARRANTS. In April 2000, the Company issued 3,500 shares of Series I Preferred Stock initially convertible into 1,473,684 shares of common stock, stock options to purchase 618,595 shares of common stock, and warrants to purchase 87,500 shares of common stock. Subsequently, 668,556 shares of common stock were issued pursuant to the conversion of 1,578 shares of Series I Preferred Stock. Additionally, the Company has previously issued warrants to acquire 1,803,728 shares of common stock to Motorola, of which warrants to acquire 554,992 shares of common stock have expired and warrants to acquire 554,992 shares of common stock are currently exercisable. In addition, the Company has issued and will continue to issue substantial stock options to employees. The holders of these preferred shares, options and warrants have the opportunity to profit from a rise in the market price of the Company's common stock, thus resulting in a possible dilution in the interest of other security holders. The Company's ability to obtain additional capital may be adversely affected as long as the convertible securities remain unexercised. Moreover, the holders of the convertible securities may exercise such securities at a time when the Company may be able to obtain capital by a new offering of securities on terms more favorable than those under which existing warrants or options are exercisable.

ITEM 2. PROPERTIES

     The Company owns its main operating facility located in Des Moines, Iowa, subject to mortgage debt. This space is used for research and development, sales and marketing, operations and administration and consists of approximately 88,000 square feet. Annual mortgage payments for the Company's main operating facility total approximately $600,000. In December 1998, the Company began subletting excess capacity in its main operating facility in order to reduce its operating costs associated with the facility. As of January 1, 2000, the Company had sublet approximately 29,000 square feet of its main operating facility and will continue to sublet additional excess capacity in the future. The Company also leases numerous domestic and international sales and support offices for an aggregate annual rental payment of approximately $500,000. The Company believes that additional space will be available as needed.

ITEM 3. LEGAL PROCEEDINGS

     On September 1, 1999, Microware filed suit in the United States District Court for the Southern District of Iowa ("Court") against Apple Computer, Inc. ("Apple"). The suit charges Apple with trademark infringement, false designation of origin, unfair competition, and trademark dilution. Microware believes that Apple's use of the trademark "MAC OS 9" to identify its operating system software has, and will continue to, cause confusion in the marketplace, and dilute the value and goodwill associated with Microware's registered trademark for the mark "OS-9". On March 16, 2000, the Company was notified that the Court had ruled in favor of Apple in this matter. The Company filed a notice of appeal to the decision on March 30, 2000.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company are as follows:


                Name      Age                   Position

Kenneth B. Kaplan          47     President, Chief Executive Officer and Chairman of the
                                  Board of Directors

George E. Leonard          59     Executive Vice President, Chief Financial Officer, Chief
                                  Operating Officer, Treasurer, Secretary and Director

James H. Boswell           50     Vice President of Sales

Beth E. Law                36     Chief Accounting Officer, Controller, Assistant Treasurer
                                  and Assistant Secretary



     Mr. Kaplan has served as President and Chief Executive Officer of the Company since he co-founded it in 1977. Mr. Kaplan was one of the principal designers of the OS-9 real-time operating system. Mr. Kaplan is a member of the boards of directors of the Interactive Multimedia Association and is a Trustee of Drake University and Buena Vista University. Mr. Kaplan attended Drake University.

     Mr. Leonard joined the Company in August 1998 as Executive Vice President, Chief Financial Officer, Treasurer and Secretary. Mr. Leonard was appointed Chief Operating Officer and a director on May 16, 2000. Prior to joining the Company, from July 1996 to July 1998, Mr. Leonard was the Vice President and Chief Financial Officer and a director of Western Pacific Airlines, based in Colorado Springs, Colorado. Western Pacific Airlines filed for bankruptcy protection under Chapter 11 on October 4, 1997 and converted its filing to Chapter 7 in July 1998. Mr. Leonard also served as Chairman and Chief Executive Officer of Consumer Guaranty Corporation of Phoenix, Arizona, President and CEO of GEL Management Corporation, Chairman and Chief Executive Officer of AmBank Holding Company, and Executive Vice President, Chief Financial Officer, Chief Lending Officer and Chief Banking Officer and a Director of MeraBank from 1975 to 1996. Mr. Leonard holds as B.S. degree from the United States Naval Academy and an M.B.A from the University of Chicago

     Mr. Boswell joined the Company in February 1999 as Vice President of Sales. From November 1995 until joining the Company, Mr. Boswell served with Paradigm Technology, Inc. of Milpitas, California, where he was successively Director of Marketing and Vice President of Sales and Marketing. From April 1994 to November 1995, Mr. Boswell was a Strategic Sales Manager with Sharp Microelectronics of San Jose, California. From 1989 to 1994 Mr. Boswell held various positions with Hitachi America, Ltd., including Regional Sales Manager. Mr. Boswell has held other electronics sales, marketing, and operations positions with LSI Logic, Advanced Micro Devices, and Hewlett Packard. Mr. Boswell holds a B.S. degree from the University of New Mexico and an M.B.A. from the University of Arizona.

     Ms. Law has served as Chief Accounting Officer, Controller and Assistant Treasurer of the Company since February 2000. Prior to joining the Company, Ms. Law worked for Network Six, Inc., a systems integrator based in Warwick,

Rhode Island. Ms. Law is a Certified Public Accountant, and holds a B.S. degree from the University of Rhode Island.

     On March 1, 2000 and May 10, 2000, respectively, Mr. Ishibashi, President, Microware Systems Kabushiki Kaisha (subsidiary) and Mr. Allen, Managing Director European Operations and a director, resigned their positions with the Company and were replaced later in the year. While not officers of the Company, the nature of their duties with respect to the Company's subsidiaries may mean they were deemed to be executive officers under applicable SEC rules.

     The Company currently has an employment agreement with Mr. Leonard. The Company does not have employment agreements with any other executive officers, but has one-year agreements not to compete with certain of its executive officers and other key employees. The loss of service of one or more of the Company's other executive officers could adversely affect the Company's business.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     The Company's stock is listed on the Nasdaq National Market under the trading symbol "MWAR." The closing price of the Company's common stock, no par value (the "Common Stock"), as reported by the Nasdaq National Market as of May 31, 2000 was $3.00 per share. The following table sets forth the low and high closing sales prices per share for the Company's common stock on the Nasdaq National Market for the quarter indicated.



     Fiscal 1999                                  Low         High

      Quarter ended June 30, 1998                $4.500      $6.000
      Quarter ended September 30, 1998           $3.063      $4.875
      Quarter ended December 31, 1998            $1.563      $3.500
      Quarter ended March 31, 1999               $1.875      $4.375

     Fiscal 2000                                  Low        High

      Quarter ended June 30, 1999                $1.563      $ 2.000
      Quarter ended September 30, 1999           $1.438      $ 2.625
      Quarter ended December 31, 1999            $1.563      $ 6.250
      Quarter ended March 31, 2000               $4.750      $10.750


     As of May 31, 2000, there were approximately 260 shareholders of record of the Company's Common Stock. Certain recordholders are brokers and other institutions holding on behalf of shareholders. The Company has estimated the total number of such shareholders to be 5,000.

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

(In thousands, except per share data)

                                                                  Year ended March 31,
                                        -------------------------------------------------------------------------
                                            1996           1997            1998          1999           2000

Revenues                                   $23,655         $26,134        $17,724       $16,615       $13,417
Cost of revenues                             5,100           6,969          5,946         4,844         3,420
                                        -------------- -------------- ------------- ------------- ---------------
Gross profit                                18,555          19,165         11,778        11,771         9,997

Operating expenses:
   Research & development                    5,009           7,155          7,223         6,772         5,762
   Sales & marketing                         8,421          10,819         10,148        11,474         9,611
   General & administrative
                                             3,899           3,415          4,485         3,578         3,049
   Special charges                               -             438            940             -             -
                                        -------------- -------------- ------------- ------------- ---------------

                                            17,329          21,827         22,796        21,824        18,422
                                        -------------- -------------- ------------- ------------- ---------------

Operating profit(loss)                       1,226          (2,662)       (11,018)      (10,053)       (8,425)

Other income (expense):
   Foreign currency gain (loss), net
                                                13             (30)           (79)           91           237
   Gain on sale of land and building
                                                 -               -            215           140             -
   Gain on sale of investment
                                                 -               -            881             -             -
   Interest (expense) income, net
                                               283           1,118            265           (35)         (282)
                                        -------------- -------------- ------------- ------------- ---------------
                                               296           1,088          1,282           196           (45)

                                        -------------- -------------- ------------- ------------- ---------------
Earnings (loss) before income taxes
                                             1,522          (1,574)        (9,736)       (9,857)       (8,470)
Income tax(benefit) expense
                                               146              (3)           210            81           169
                                        -------------- -------------- ------------- ------------- ---------------
Net earnings (loss)                         $1,376         ($1,571)       ($9,946)      ($9,938)       (8,639)
                                        ============== ============== ============= ============= ===============

Basic earnings (loss) per share (1)
                                            $ 0.12          ($0.11)        ($0.69)       ($0.68)       ($0.58)
                                        ============== ============== ============= ============= ===============

Shares used in per share calculation
   - basic (1)
                                            11,090          13,754         14,378        14,718        14,994
                                        ============== ============== ============= ============= ===============
Diluted earnings (loss) per share (1)
                                           $0.11           ($0.11)        ($0.69)       ($0.68)       ($0.58)
                                        ============== ============== ============= ============= ===============

Shares used in per share calculation
   - diluted (1)
                                            12,930          13,754         14,378        14,718        14,994
                                        ============== ============== ============= ============= ===============


                                                                   As of March 31,
                                        -----------------------------------------------------------------------
                                            1996           1997          1998          1999          2000
Balance Sheet Data:
   Cash & short-term investments
                                           $12,337         $19,962      $13,620       $ 7,527       $ 1,967
   Working capital                          13,300          23,024       14,414        7,908         1,509
   Total assets                             24,938          49,083       37,499       27,534        18,210
   Total long-term
     debt (2)                                1,227           8,076        6,984        6,918         6,847
   Total shareholders' equity
                                            18,543          34,726       25,356       15,943         7,479


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

FORWARD-LOOKING INFORMATION IS SUBJECT TO RISK AND UNCERTAINTY
     This discussion and analysis of the Company's financial condition and results of operations includes forward-looking statements that involve risk and uncertainty, including management's expectations for fiscal 2001 and known trends and uncertainties in the business. Words such as "expects", "anticipates", "intends", "believes", "plans", "seeks", "estimates" and similar expressions or variations of these words are intended to identify forward-looking statements, but are not the only means of identifying forward-looking statements. Additionally, statements that refer to Microware's estimated or anticipated future results, sales or marketing strategies, new product development or performance or other non-historical facts are forward-looking and reflect Microware's current perspective of existing information. Forward-looking statements are inherently subject to risks and uncertainties that cannot be predicted or quantified, and actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements depending on a variety of factors including the volume and timing of orders received during the quarter, the Company's ability to successfully market its products, the Company's ability to keep pace with its competition and with rapid technological change, the Company's ability to manage turnover in its sales and marketing and other personnel and to attract and maintain personnel generally, as well as other risk factors mentioned throughout this Annual Report and in the Company's other filings with the Securities and Exchange Commission. Readers are urged not to place undue reliance on forward-looking statements and Microware disclaims any obligation to update any of the forward-looking statements contained in this Report to reflect any future events or developments. The Company's operating results have varied significantly from quarter to quarter in the past, and the future operating results of the Company may fluctuate as a result of the above and other risk factors detailed in this Annual Report and other documents filed by the Company with the Securities and Exchange Commission. Due to all of the foregoing factors, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as an indication of future performance. In prior years, the Company's actual financial performance has not always met market expectations and the Company has experienced significant quarterly losses. It is likely that, in some future quarter, the Company's financial performance will again fall below market expectations.

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


                                                                          ($ in thousands)

                                                                 Amounts and Percentage of Revenues
                                        ----------------------------------------------------------------------
                                                                       Years ended March 31,
                                        ----------------------------------------------------------------------
                                                 1998                     1999                       2000
                                       ---------------------    ---------------------    ---------------------
Revenues:
  Product                              $ 12,047          68%    $ 12,313          74%    $ 10,384          77%
  Services                                5,677          32        4,302          26        3,033          23
                                       --------         ---     --------         ---     --------         ----
                                         17,724         100       16,615         100       13,417         100
                                       --------         ---     --------         ---     --------         ----
Cost of revenues:
  Product                                 2,745          15        2,613          16        2,041          15
  Services                                3,201          18        2,231          13        1,379          10
                                       --------         ---     --------         ---     --------         ----
                                          5,946          33        4,844          29        3,420          25
                                       --------         ---     --------         ---     --------         ----
    Gross profit                         11,778          67       11,771          71        9,997          75
                                       --------         ---     --------         ---     --------         ----

Operating expenses:
  Research & development                  7,223          41       6,772           41        5,762           43
  Sales and marketing                    10,148          57      11,474           69        9,611           72
  General &
       administrative                     4,485          25       3,578           21        3,049           23
  Special charges                           940           6           -            -            -            -
                                       --------         ---     --------         ---     --------         ----
                                         22,796         129       21,824         131       18,422          138
                                       --------         ---     --------         ---     --------         ----

      Operating loss                    (11,018)        (62)     (10,053)        (60)      (8,425)         (63)
                                       --------         ---     --------         ---     --------         ----

Other income (expense):
  Foreign currency
     (loss) gain, net                     (79)           *            91          *           237            2
  Gain on sale of land
     and building                         215            1           140           1            -            -
  Gain on sale of
     investment                           881            5             -           -            -            -
  Interest income
     (expense), net                       265            1           (35)          *         (282)          (2)
                                       --------         ---     --------         ---     --------         ----
                                        1,282            7           196           1         (45)            *
                                       --------         ---     --------         ---     --------         ----
     Loss before income
       tax (benefit)
       expense                         (9,736)         (55)       (9,857)        (59)     (8,470)          (63)
Income tax (benefit)
   expense                                210            1            81           *         169             1
                                       --------         ---     --------         ---     --------         ----
    Net loss                         $ (9,946)         (56)%    $ (9,938)        (59)%     (8,639)         (64)%
                                     ========          =====    ========         =====   ========         =====

*Insignificant

FISCAL YEAR ENDED MARCH 31, 2000 COMPARED TO FISCAL YEAR ENDED MARCH 31, 1999

         REVENUES. Total revenues decreased 19.2% or $3.2 million, from $16.6 million in fiscal 1999 to $13.4 million in fiscal 2000. During fiscal 2000, the Company experienced significant attrition and turnover in its North American sales and marketing personnel. The significant turnover experienced by the Company has had, and may continue to have, an adverse effect on the Company's operations, the extent of which cannot presently be determined. Product revenues decreased 15.7%, or $1.9 million, from $12.3 million in fiscal 1999 to $10.4 million in fiscal 2000. The decrease in product revenues from fiscal 1999 to fiscal 2000 resulted from fewer initial license fees. Additionally, fiscal 1999 product revenue included substantial prepaid royalties, which consequently decreased royalty revenue recognized in fiscal 2000. Product revenues from certain strategic customers and the Company's DAVID licensees, continued to fall below management expectations. Future growth in product revenues will continue to be substantially dependent on the Company's ability to develop cost effective sales channels in North America and abroad and the Company's customers' timely and successful development and distribution of new products using the Company's products. Each of these factors makes product revenues difficult to accurately forecast on a quarterly or annual basis. Services revenues decreased 29.5%, or $1.3 million, from $4.3 million in fiscal 1999 to $3.0 million in fiscal 2000. The decrease in service revenues resulted from a decline in custom engineering contracts.

         International revenues represented 59%, 64% and 68% of total revenues in fiscal 1998, 1999 and 2000, respectively. The percentage increase in fiscal 2000 resulted from a continued decline in U.S. revenues, while overseas sales experienced a relatively smaller reduction. The Company expects international sales to continue to represent a significant portion of its revenues although the percentage may fluctuate from period to period. In Europe and Japan, revenues and expenses are primarily denominated in local currencies. The Company's operating and pricing strategies take into account changes in exchange rates over time. However, the Company's results of operations may be significantly affected in the short-term by fluctuations in foreign currency exchange rates.

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

         Total cost of revenues decreased 29.4%, or $1.4 million, from $4.8 million in fiscal 1999 to $3.4 million in fiscal 2000. Overall cost of revenues decreased due to the reduction in total revenues. As a percentage of product revenues, cost of product revenues decreased from 21.2% in fiscal 1999 to 19.7% in fiscal 2000. Cost of product revenues decreased as a percentage of product revenues as a result of marginal efficiencies achieved in the direct costs of producing, packaging and shipping products to customers. As a percentage of services revenues, cost of services revenues decreased from 51.9% in fiscal 1999 to 45.5% in fiscal 2000. The percentage decrease between periods primarily resulted from an increase in higher margin support and maintenance contracts rather than custom engineering contracts which have greater costs associated.

         RESEARCH AND DEVELOPMENT. Research and development expense includes expenses associated with the development of new products and the enhancements of existing products, and consists primarily of employee salaries and related expenses. Research and development expense decreased 14.9%, or $1.0 million, from $6.8 million in fiscal 1999 to $5.8 million in fiscal 2000. The reduction in research and development expense is a primary result of fewer engineers employed by the Company during fiscal 2000. While research and development costs have decreased from year to year, these same expenses have increased as a percentage of sales from 41% in fiscal 1999 to 43% in fiscal 2000. The Company has made substantial investments in product development. The Company believes that its future success will depend in large part on its ability to enhance its existing products, to develop new products and to maintain technological competitiveness. Consequently, the Company anticipates that it will continue to commit substantial resources to product development in the future.

         SALES AND MARKETING. Sales and marketing expense consists primarily of sales and marketing personnel related costs, including sales commissions. Sales and marketing expense also includes costs of advertising, public relations and attendance at industry trade shows. Sales and marketing expense decreased 16.2%, or $1.9 million, from $11.5 million in fiscal 1999 to $9.6 million in fiscal 2000. The overall decrease was primarily attributable to reduction of the number of sales and marketing personnel through attrition and turnover. In fiscal 2001, the Company expects to increase its investment in the expansion and development of its sales channels and the upgrading of its infrastructure in addition to expanding marketing activities.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of personnel costs for administration, finance, human resources and facilities management, as well as legal, auditing and certain recruiting and relocation expenses. General and administrative expenses decreased 14.8%, or $529,000, from $3.6 million in fiscal 1999 to $3.0 million in fiscal 2000. The decrease in general administrative expenses primarily resulted from a reduction in administrative staff as well as decreased recruiting and relocation activities.

         OTHER INCOME (EXPENSE). Other income (expense) decreased 123%, or $241,000, from $196,000 in fiscal 1999 to ($45,000) in fiscal 2000. The decrease between periods resulted from a reduction of interest income due to cash used in operations, and the inclusion in fiscal 1999 of the gain on the sale of the Company's former headquarters building.

FISCAL YEAR ENDED MARCH 31, 1999 COMPARED TO FISCAL YEAR ENDED MARCH 31, 1998

         REVENUES. Total revenues decreased 6.3% or $1.1 million, from $17.7 million in fiscal 1998 to $16.6 million in fiscal 1999. During fiscal 1998, the Company experienced significant turnover in its sales personnel, particularly in North America and Japan. During fiscal 1999, the turnover in Japan was stabilized; however the Company experienced significant attrition in its marketing personnel and continued to experience significant turnover in its North American sales personnel. The significant turnover experienced by the Company has had, and may continue to have, an adverse effect on the Company's operations, the extent of which cannot presently be determined. Product revenues increased 2.2%, or $266,000, from $12.0 million in fiscal 1998 to $12.3 million in fiscal 1999. The increase in product revenues from fiscal 1998 to fiscal 1999 primarily stemmed from non-refundable prepaid royalties and license fees from Motorola for the Company's Digital TV and Java product offerings. The Company continues to be negatively impacted by the slower than anticipated emergence of various target markets, such as cellular phones, two-way paging, personal Internet devices and digital and interactive television. Product revenues from certain strategic customers including Motorola, Northern Telecom Ltd., Ericsson and the Company's DAVID licensees, continued to fall below management expectations. Future growth in product revenues will continue to be substantially dependent on the Company's ability to develop cost effective sales channels in North America and abroad and the Company's customers' timely and successful development and distribution of new products using the Company's products. Each of these factors makes product revenues difficult to accurately forecast on a quarterly or annual basis. Services revenues decreased 24.2%, or $1.4 million, from $5.7 million in fiscal 1998 to $4.3 million in fiscal 1999. The decrease in services revenues primarily resulted from a decrease in funded development of advanced processor ports along with, to a lesser extent, a reduction in DAVID custom services.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company has historically funded its operations primarily through cash flow from operations, the sale of common and preferred stock and, to a lesser extent, long-term debt. At March 31, 2000, the Company had approximately $1,509,000 in working capital and $1,967,000 in cash and short-term investments as compared to $7,908,000 in working capital and $7,527,000 in cash and short-term investments at March 31, 1999. The decrease in working capital and cash and short-term investments resulted principally from the use of cash during fiscal 2000 for operating activities.

         Cash used in operating activities amounted to $8,859,000, $6,310,000 and $4,972,000 for fiscal years 1998, 1999 and 2000, respectively. The cash used in operations in fiscal 2000 primarily resulted from the net loss of $8,639,000. Additionally significant uses of cash resulted from a decrease in accounts payable of $171,000.

         Cash provided by investing activities was $4,558,000, $6,799,000 and $3,464,000 for fiscal years 1998, 1999 and 2000, respectively. In fiscal 1999 and 2000, cash provided by investing activities resulted principally from net maturities of short-term investments of $6,924,000 and $3,904,000 respectively.

         Cash (used in) provided by financing activities was ($508,000), $186,000, and $104,000 for fiscal years 1998, 1999 and 2000, respectively. In fiscal 1998, cash used in financing activities primarily resulted from the payoff of the Company's construction note, partially offset by proceeds received on the Company's new long-term promissory note and the issuance of common stock resulting from stock options exercised. In fiscal 1999 and 2000, cash provided by financing activities primarily resulted from proceeds received from the issuance of common stock due to stock options exercised.

         As of March 31, 2000, the Company had approximately $6,847,000 of long-term debt, including current portion, outstanding relating to its headquarters building. Monthly payments are $49,000, including interest at 7.46%, with the unpaid balance due January 1, 2008. In accordance with the loan agreement, the Company has provided the lender an irrevocable standby letter of credit in the amount of $786,000. In order to obtain the irrevocable standby letter of credit, the Company has pledged a $786,000 U.S. Treasury note as collateral. See Note 5 of Notes to Consolidated Financial Statements.

         On April 19, 2000, subsequent to the fiscal year end, the Company completed a private placement of 3,500 shares of Series I 4% Cumulative Convertible Preferred Stock for gross proceeds of $3.5 million. The financing also includes warrants and options for purchase of additional shares of the Company's common stock, which if exercised, the Company estimates that it would receive gross cash proceeds of approximately $3.46 million in the aggregate. There can be no assurances that such warrants and options will be exercised, and therefore no certainty of future cash proceeds can be anticipated. On June 14, 2000, the holders of the Series I Preferred Stock converted 1,578 of those shares into 668,556 shares of common stock.

         Management believes current working capital and its $1.0 million bank line of credit will be adequate to meet the Company's future working capital, new product development and capital expenditure requirements at least through the end of fiscal 2001.

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

RECENT ACCOUNTING PRONOUNCEMENTS

         In December 1998, the AICPA released SOP 98-9, "Modification of SOP 97-2, `Software Revenue Recognition with Respect to Certain Transactions." SOP 98-9 amends SOP 97-2 to require that an entity recognize revenue for multiple element arrangements by means of the "residual method" when (1) there is vendor-specific objective evidence of the fair values of all the undelivered elements that are not accounted for by means of long-term contract accounting
(2) vendor-specific objective evidence of fair value does not exist for one or more of the delivered elements, and (3) all revenue recognition criteria of SOP 97-2 (other than the requirement for vendor-specific objective evidence of the fair value of each delivered element) are satisfied. The provisions of SOP 98-9 extend the deferral of certain paragraphs of SOP 97-2 and became effective for transactions that were entered into in fiscal years beginning after March 15, 1999. The adoption of this statement has not had a material impact on the Company's operating results, financial position or cash flows.

YEAR 2000 ISSUE

         To date, the Company has not experienced, nor has been made aware of, any material Year 2000 compliance-related failures. Costs associated with assessment and implementation of a Year 2000 compliance plan have been expensed as incurred, and have not been material. The Company does not expect to incur significant additional costs related to year 2000 issues.

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

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE SENSITIVITY

         Microware's exposure to market risk associated with changes in interest rates relates primarily to debt obligations as all financial assets are short term in nature. The Company is exposed to changes in fair values of its long-term debt that carries a fixed interest rate. As discussed in Note 5 of Notes to Consolidated Financial Statements, Microware had total long-term debt of $6,847,000 at March 31, 2000.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         None.

PART III

ITEMS 10-13

         The response to Items 10, 11, 12, and 13 are incorporated by reference to the information concerning the applicable subjects in the Company's Proxy Statement for the 2000 Annual Meeting of Shareholders, expected to be filed pursuant to Regulation 14A no later than 120 days following March 31, 2000.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

1.   Consolidated Financial Statements

     The following are included herein:

     Independent Auditors' Report
     Consolidated Balance Sheets as of March 31, 1999 and 2000
     Consolidated Statements of Operations for the three years ended
        March 31, 2000
     Consolidated Statements of Shareholders' Equity for the three years ended March 31, 2000
     Consolidated Statements of Cash Flows for the three years ended
        March 31, 2000
     Notes to Consolidated Financial Statements

2. Exhibits. The following are filed herewith or are incorporated by reference to exhibits previously filed with the Commission:


EXHIBIT NO.                                 DESCRIPTION

----------------------------------------------------------------------
3.1       Composite of Restated and Amended Articles of Incorporation of the
          Company, filed as Exhibit 3.1 to the Company's Current Report on Form
          8-K dated April 19, 2000 and hereby incorporated by reference.
3.2       Restated and Amended Bylaws of the Company, filed as Exhibit 3.2 to
          Pre-Effective Amendment No. 3 to the Company's Registration Statement
          on Form S-1 Reg. No. 33-99160-3 and hereby incorporated by reference.
4.1       Articles of Incorporation and Bylaws of the Company (included in
          Exhibits 3.1 and 3.2).
10.1      Stock and Warrant Purchase Agreement between the Company and Motorola,
          Inc. dated July 31, 1995, including Form of Warrant, filed as Exhibit
          10.1 to the Company's Registration Statement on Form S-1 Reg. No.
          33-99160 and hereby incorporated by reference.
10.2      Shareholder Agreement among the Company, Kenneth B. Kaplan, and
          Motorola, Inc. dated July 31, 1995, filed as Exhibit 10.2 to the
          Company's Registration Statement on Form S-1 Reg. No. 33-99160 and
          hereby incorporated by reference.
10.3      Agreement among the Company, Kenneth B. Kaplan, Lawrence A. Crane, and the 1994 Series A Preferred Stock holders dated March 11, 1996, filed as exhibit 10.18 to Pre-Effective Amendment No. 3 to the Company's
          Registration Statement on Form S-1, Reg. No. 33-99160, and hereby incorporated by reference.
10.4      Software Development and License Agreement between the Company and
          Motorola, Inc. filed as Exhibit 10.17 to Pre-Effective Amendment No. 3 to the Company's Registration Statement on Form S-1, Reg. No.
          33-99160, and hereby incorporated by reference.
10.5      +1991 Stock Option Plan of the Company, filed as Exhibit 10.6 to the
          Company's Registration Statement on Form S-1, Reg. No. 33-99160, and
          hereby incorporated by reference.
10.6      +1992 Stock Option Plan of the Company, filed as Exhibit 10.7 to the
          Company's Registration Statement on Form S-1, Reg. No. 33-99160, and
          hereby incorporated by reference.
10.7      +1995 Stock Option Plan of the Company, as amended, filed as Exhibit
          10.8 to the Form 10-K Report of the Company for the fiscal year ended
          March 31, 1998, and hereby incorporated by reference.



10.8      +1999 Employee Stock Purchase Plan of the Company, filed as Exhibit
          4.3 to the Company's Registration Statement on Form S-8, Reg. No.
          333-33622, and hereby incorporated by reference.
10.9      +401(k) Plan of the Company, filed as Exhibit 10.9 to the Company's
          Registration Statement on Form S-1, Reg. No. 33-99160, and hereby incorporated by reference.
10.10     +Non-Contributory Profit Sharing Plan of the Company, filed as Exhibit
          10.10 to the Company's Registration Statement on Form S-1, Reg. No.
          33-99160, and hereby incorporated by reference.
10.11     +Employment Agreement by and between George E. Leonard and the
          Company, dated as of September 17, 1999, filed as Exhibit 10.10 to Form 10-Q for the fiscal quarter ended September 30, 1999 and hereby incorporated by reference.
10.12     Securities Purchase Agreement between the Company and Elliott
          Associates, L.P. and Westgate International, L.P., dated as of April
          19, 2000, filed on the Company's Current Report on Form 8-K filed May
          4, 2000, and hereby incorporated by reference.
10.13     Registration Rights Agreement between the Company and Elliott
          Associates, L.P. and Westgate International, L.P., dated as of April
          19, 2000, filed on the Company's Current Report on Form 8-K filed May
          4, 2000, and hereby incorporated by reference.
10.14     Form of Option Agreement issued to Elliott Associates, L.P. and
          Westgate International, L.P., dated as of April 19, 2000, filed on May
          4, 2000, and hereby incorporated by reference.
10.15     Form of Warrant Agreement issued to Elliott Associates, L.P. and
          Westgate International, L.P., dated as of April 19, 2000, filed on the Company's Current Report on Form 8-K filed May 4, 2000, and hereby incorporated by reference.

21        *Subsidiaries of the Registrant.
23        *Consent of KPMG LLP
27        *Financial Data Schedule (EDGAR version only).

(b) Reports on Form 8-K - None.

--------------------------------------------------------

+  Compensation Plan or Agreement
*  Filed Herewith

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto authorized, on the 28th day of June, 2000.

                                     MICROWARE SYSTEMS CORPORATION,
                                     AN IOWA CORPORATION

                                     By: /s/ KENNETH B. KAPLAN
                                         Kenneth B. Kaplan, President and Chief
                                         Executive Officer

         KNOW ALL PERSONS BY THESE PRESENTS, that the undersigned directors and officers of Microware Systems Corporation, an Iowa corporation, which is filing an Annual Report on Form 10-K with the Securities and Exchange Commission under the provisions of the Securities Exchange Act of 1934 as amended, hereby constitute and appoint Kenneth B. Kaplan, George E. Leonard, Beth E. Law, and Arthur Don and each of them, each of their true and lawful attorneys-in-fact and agents; with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to the report to be filed with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all interests and purposes as each of them might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                SIGNATURE                          TITLE                                     DATE
          /s/ KENNETH B. KAPLAN            Chairman of the Board of
-----------------------------------------  Directors, President & Chief
            Kenneth B. Kaplan              Executive Officer (Principal
                                           Executive Officer)                              June 28, 2000

          /s/ GEORGE E. LEONARD            Executive Vice President,
-----------------------------------------  Chief Financial Officer,
            George E. Leonard              Chief Operating Officer,                        June 28, 2000
                                           Treasurer and Secretary
                                           (Principal Financial
                                           Officer)and Director

          /s/ BETH E. LAW                  Chief Accounting Officer,
-----------------------------------------  Controller and Assistant                        June 28, 2000
            Beth E. Law                    Treasurer (Principal
                                           Accounting Officer)

          /s/ ARTHUR DON                   Director                                        June 28, 2000
-----------------------------------------
            Arthur Don

                                           Director                                        June 28, 2000
-----------------------------------------
            James A. Gordon


                SIGNATURE                          TITLE                                     DATE
          /s/ DANIEL P. HOWELL             Director                                        June 28, 2000
-----------------------------------------
            Daniel P. Howell

          /s/ DENNIS E. YOUNG              Director                                        June 28, 2000
-----------------------------------------
            Dennis E. Young

                          INDEPENDENT AUDITORS' REPORT



Board of Directors
Microware Systems Corporation:

     We have audited the accompanying consolidated balance sheets of Microware Systems Corporation and subsidiaries as of March 31, 1999 and 2000 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended March 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Microware Systems Corporation and subsidiaries at March 31, 1999 and 2000 and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2000, in conformity with generally accepted accounting principles.


                                                                       KPMG LLP

Des Moines, Iowa
April 28, 2000

                 MICROWARE SYSTEMS CORPORATION AND SUBSIDIARIES

                           Consolidated Balance Sheets

              ($ in thousands, except share and per share amounts)


                                                                  March 31,     March 31,
                                Assets                              1999          2000
                                                                  ---------     ---------
Current assets:
      Cash and cash equivalents                                    $ 2,840       $ 1,184
      Short-term investments (note 5)                                4,687           783
      Trade receivables, net of allowance for
        doubtful accounts of $485 and $434 (notes 2 and 4)           3,593         2,935
      Income taxes receivable                                          122            78
      Inventories (note 4)                                              71            77
      Prepaid expenses and other current assets                        438           413
      Deferred tax assets (note 6)                                     473             -
                                                                  --------      --------
          Total current assets                                      12,224         5,470

Property and equipment, net (notes 3 and 5)                         12,516        11,350
                                                                  --------      --------

Other assets:
      Intangible assets, net of amortization (notes 1 and 4)         2,007           753
      Deposits and other                                               787           637
                                                                  --------      --------
          Total other assets                                         2,794         1,390

                                                                   $27,534       $18,210
                                                                  ========      ========

See accompanying notes to consolidated financial statements.

                 MICROWARE SYSTEMS CORPORATION AND SUBSIDIARIES

                           Consolidated Balance Sheets

              ($ in thousands, except share and per share amounts)


                                                                        March 31,       March 31,
        Liabilities and Shareholders' Equity                              1999            2000
                                                                        ---------       ---------
Current liabilities:
      Notes payable to banks (note 4)                                    $    253        $      -
      Current installments of long-term debt                                   71              77
      Accounts payable                                                        927             756
      Accrued expenses                                                      2,140           2,061
      Deferred revenues                                                       812             865
      Income taxes payable                                                    113             202
                                                                         --------        --------
          Total current liabilities                                         4,316           3,961

Long-term debt, less current installments (note 5)                          6,847           6,770
Deferred income taxes (note 6)                                                428               -

                                                                         --------        --------
                Total liabilities                                          11,591          10,731

Shareholders' equity (notes 8 and 12):
      Series I preferred stock, no par value;
           500,000 shares authorized; none
           issued or outstanding                                                -               -
      Common stock, voting, no par value;
           50,000,000 shares authorized;
           15,154,992 and 15,411,900
           shares issued, 14,929,892 and
           15,186,800 shares outstanding                                   37,065          37,492
      Retained earnings (deficit)                                         (19,795)        (28,434)
      Accumulated other comprehensive loss - cumulative adjustment
           for foreign currency translation                                  (550)           (802)
                                                                         --------        --------
                                                                           16,720           8,256
      Less cost of common shares aquired for the
           treasury, 225,100 and 225,100 shares                               777             777
                                                                         --------        --------
                Total shareholders' equity                                 15,943           7,479

Commitments (note 13)
                                                                         --------        --------
                                                                         $ 27,534        $ 18,210
                                                                         ========        ========


See accompanying notes to consolidated financial statements.

                 MICROWARE SYSTEMS CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Operations

                   ($ in thousands, except per share amounts)


                                                                                          Years ended March 31,
                                                                         ----------------------------------------------------------
                                                                               1998                1999                  2000
                                                                               ----                ----                  ----
Revenues (notes 2 and 9):
      Product                                                            $       12,047      $        12,313      $         10,384
      Services                                                                    5,677                4,302                 3,033
                                                                         ---------------     ----------------     -----------------
                                                                                 17,724               16,615                13,417
                                                                         ---------------     ----------------     -----------------
Cost of revenues:
      Product                                                                     2,745                2,613                 2,041
      Services                                                                    3,201                2,231                 1,379
                                                                         ---------------     ----------------     -----------------
                                                                                  5,946                4,844                 3,420
                                                                         ---------------     ----------------     -----------------
            Gross profit                                                         11,778               11,771                 9,997
                                                                         ---------------     ----------------     -----------------
Operating expenses:
      Research and development                                                    7,223                6,772                 5,762
      Sales and marketing                                                        10,148               11,474                 9,611
      General and administrative                                                  4,485                3,578                 3,049
      Special charges (note 11)                                                     940                    -                     -
                                                                         ---------------     ----------------     -----------------
                                                                                 22,796               21,824                18,422
                                                                         ---------------     ----------------     -----------------
            Operating loss                                                      (11,018)             (10,053)               (8,425)
                                                                         ---------------     ----------------     -----------------

Other income (expense):
      Foreign currency (loss) gain, net                                             (79)                  91                   237
      Gain on sale of land and building                                             215                  140                     -
      Gain on sale of investment                                                    881                    -                     -
      Interest expense                                                             (465)                (525)                 (568)
      Interest income                                                               730                  490                   286
                                                                         ---------------     ----------------     -----------------
                                                                                  1,282                  196                   (45)
                                                                         ---------------     ----------------     -----------------
            Loss before income tax expense                                       (9,736)              (9,857)               (8,470)
Income tax expense (note 6)                                                         210                   81                   169
                                                                         ---------------     ----------------     -----------------
            Net loss (note 9)                                            $       (9,946)     $        (9,938)     $         (8,639)
                                                                         ===============     ================     =================

Basic loss per share                                                     $         (.69)     $          (.68)     $           (.58)
                                                                         ===============     ================     =================

Shares used in per share calculation - basic                                     14,378               14,718                14,994
                                                                         ===============     ================     =================

Diluted loss per share                                                   $         (.69)     $          (.68)     $           (.58)
                                                                         ===============     ================     =================

Shares used in per share calculation - diluted                                   14,378               14,718                14,994
                                                                         ===============     ================     =================


See accompanying notes to consolidated financial statements.

                 MICROWARE SYSTEMS CORPORATION AND SUBSIDIARIES

                 Consolidated Statements of Shareholders' Equity

                                ($ in thousands)


                                                                                     Accumulated
                                                                     Retained            other                          Total
                                             Preferred    Common     earnings        comprehensive     Treasury     shareholders'
                                               stock      stock      (deficit)            loss          stock          equity
                                               -----      -----      ---------            ----          -----          ------
Balance at March 31, 1997                    $     -      $ 36,152   $      89       $    (738)      $    (777)    $    34,726

Comprehensive loss
     Net loss                                      -             -      (9,946)              -               -          (9,946)
     Currency translation adjustments              -             -           -              (7)              -              (7)
                                                                                                                   -----------
        Total comprehensive loss                                                                                        (9,953)
Issuance of common shares of stock                 -           643           -               -               -             643
Legal and other fees incurred for
     issuance of common shares of stock            -           (60)          -               -               -             (60)
                                             ---------    --------   ----------      ---------       ----------    -----------
Balance at March 31, 1998                    $     -      $ 36,735   $  (9,857)      $    (745)      $    (777)    $    25,356

Comprehensive loss
     Net loss                                      -             -      (9,938)              -               -          (9,938)
     Currency translation adjustments              -             -           -             195               -             195
                                                                                                                   -----------
        Total comprehensive loss                                                                                        (9,743)
Issuance of common shares of stock                 -           351           -               -               -             351
Legal and other fees incurred for
     issuance of common shares of stock            -           (21)          -               -               -             (21)
                                              --------    --------   ----------      ---------       ----------    -----------
Balance at March 31, 1999                    $     -      $ 37,065   $ (19,795)      $    (550)      $    (777)    $    15,943

Comprehensive loss
     Net loss                                      -             -      (8,639)              -               -          (8,639)
     Currency translation adjustments              -             -           -            (252)              -            (252)
                                                                                                                   -----------
        Total comprehensive loss                                                                                        (8,891)
Issuance of common shares of stock                 -           454           -               -               -             454
Legal and other fees incurred for
     issuance of common shares of stock            -           (27)          -               -               -             (27)
                                              --------    --------   ----------      ---------       ----------    -----------
Balance at March 31, 2000                    $     -      $ 37,492   $ (28,434)      $    (802)      $    (777)    $     7,479
                                             =========    ========   ==========      =========       ==========    ===========

See accompanying notes to consolidated financial statements.

                 MICROWARE SYSTEMS CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                                ($ in thousands)


                                                                                            Years ended March 31,
                                                                                  -----------------------------------------
                                                                                      1998           1999           2000
                                                                                      ----           ----           ----
Cash flows from operating activities:
      Net loss                                                                    $    (9,946)    $   (9,938)   $    (8,639)
      Adjustments to reconcile net loss
          to net cash used in operating activities:
            Depreciation and amortization                                               2,366          2,905          2,859
            Gain on sale of land and building                                            (215)          (140)             -
            Write down of intangible and other assets                                     940              -              -
            Gain on sale of investment                                                   (881)             -              -
            Deferred income taxes                                                          74            150             45
            Change in trade receivables, net                                            2,837            526            658
            Change in income taxes receivable                                             201           (116)            44
            Change in inventories                                                          30             (5)            (6)
            Change in prepaid royalties                                                    69            370              -
            Change in prepaid expenses and other current assets                          (469)           347             25
            Change in other assets                                                     (2,843)           273            150
            Change in accounts payable                                                 (1,144)          (499)          (171)
            Change in accrued expenses                                                      8            (18)           (79)
            Change in deferred revenues                                                   159           (221)            53
            Change in income taxes payable                                                (45)            56             89
                                                                                  ------------   ------------   ------------
            Net cash used in operating activities                                      (8,859)        (6,310)        (4,972)
                                                                                  ------------   ------------   ------------
Cash flows from investing activities:
      Capital expenditures                                                             (4,559)          (790)          (440)
      Proceeds from sale of property and equipment                                      1,640            665              -
      Purchases of short-term investments                                             (24,353)        (9,679)             -
      Maturities of short-term investments                                             25,945         16,603          3,904
      Proceeds from sale of investment, net                                             5,885              -              -
                                                                                  ------------   ------------   ------------
            Net cash provided by investing activities                                   4,558          6,799          3,464
                                                                                  ------------   ------------   ------------
Cash flows from financing activities:
      Proceeds from issuance of notes payable to banks
          and long-term debt                                                           10,702              -              -
      Principal payments on notes payable to banks and long-term debt                 (11,793)          (144)          (323)
      Proceeds on issuance of common shares of stock                                      643            351            454
      Cost of issuance of common shares of stock                                          (60)           (21)           (27)
                                                                                  ------------   ------------   ------------
            Net cash (used in) provided by financing activities                          (508)           186            104
                                                                                  ------------   ------------   ------------
                                                                                       (4,809)           675         (1,404)
Effect of foreign currency exchange rate changes on cash                                   60            156           (252)
                                                                                  ------------   ------------   ------------
            Net (decrease) increase in cash and cash equivalents                       (4,749)           831         (1,656)
Cash and cash equivalents at beginning of year                                          6,758          2,009          2,840
                                                                                  ------------   ------------   ------------
Cash and cash equivalents at end of year                                       $        2,009  $       2,840  $       1,184
                                                                                  ============   ============   ============

See accompanying notes to consolidated financial statements.

                 MICROWARE SYSTEMS CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

              ($ in thousands, except share and per share amounts)

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

              ($ in thousands, except share and per share amounts)

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

       INTANGIBLE ASSETS

       The balance of intangible assets as of March 31, 1999 and 2000 consisted of the following:


                                                                        1999
                                                   -----------------------------------------------
                                                                    Accumulated
                                                        Cost        amortization        Net
                                                        ----        ------------        ---
             Capitalized software
                  development costs                  $    1,211     $    1,038       $    173
             Purchased software                           4,363          2,621          1,742
             Patents, copyrights, and other                 542            450             92
                                                     ----------     ----------       --------
                                                     $    6,116     $    4,109       $  2,007
                                                     ==========     ==========       ========


                                                                        2000
                                                   -----------------------------------------------
                                                                    Accumulated
                                                        Cost        amortization        Net
                                                        ----        ------------        ---
             Capitalized software
                  development costs                  $    1,211     $    1,143       $     68
             Purchased software                           4,550          3,903            647
             Patents, copyrights, and other                 444            406             38
                                                     ----------     ----------       --------
                                                     $    6,205     $    5,452       $    753
                                                     ==========     ==========       ========

                 MICROWARE SYSTEMS CORPORATION AND SUBSIDIARIES

              ($ in thousands, except share and per share amounts)

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RELATED MATTERS, CONTINUED

       INTANGIBLE ASSETS, CONTINUED

       The Company historically has capitalized software development costs incurred in the production of computer software. Software development costs incurred prior to technological feasibility were expensed as research and development costs. Capitalization of these costs ceased when the product was considered available for general release to customers. The Company no longer capitalizes these costs, but expenses them as research and development costs. Amortization of previously capitalized software development costs is calculated using the straight-line method over the expected product life cycle of three years. Amortization of capitalized software development costs amounted to $151, $150 and $105 for the years ended March 31, 1998, 1999, and 2000, respectively.

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

       In April 1998, the AICPA issued SOP 98-1, "Accounting for the Costs of
           Computer Software Developed or Obtained for Internal Use". SOP 98-1 provides guidance for determining whether computer software is internal-use software and on accounting for the proceeds of computer software originally developed or obtained for internal use and then subsequently sold to the public. It also provides guidance on capitalization of the losses incurred for computer software developed or obtained for internal use. The adoption of SOP 98-1 has not had a material impact on the Company's operating results, financial position or cash flows.

       ADVERTISING

       Advertising costs incurred for the years ended March 31, 1998, 1999, and 2000 were $687, $810, and $982, respectively.

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

                 MICROWARE SYSTEMS CORPORATION AND SUBSIDIARIES

              ($ in thousands, except share and per share amounts)

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

       In December 1998, the AICPA released SOP 98-9, "Modification of SOP
           97-2, `Software Revenue Recognition with Respect to Certain Transactions." SOP 98-9 amends SOP 97-2 to require that an entity recognize revenue for multiple element arrangements by means of the "residual method" when (1) there is vendor-specific objective evidence of the fair values of all the undelivered elements that are not accounted for by means of long-term contract accounting (2) vendor-specific objective evidence of fair value does not exist for one or more of the delivered elements, and (3) all revenue recognition criteria of SOP 97-2 (other than the requirement for vendor-specific objective evidence of the fair value of each delivered element) are satisfied. The provisions of SOP 98-9 extend the deferral of certain paragraphs of SOP 97-2 and became effective for transactions that were entered into in fiscal years beginning after March 15, 1999. The adoption of this statement has not had a material impact on the Company's operating results, financial position or cash flows.

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

       The Company's comprehensive income has been presented in the Consolidated
           Statements of Shareholders' Equity. As of March 31, 2000, accumulated other comprehensive loss consisted of foreign currency translation adjustments of $802.

                 MICROWARE SYSTEMS CORPORATION AND SUBSIDIARIES

              ($ in thousands, except share and per share amounts)

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

(2)    TRADE RECEIVABLES

       At March 31, 1999 and 2000 the Company had no customer whose trade receivable balance exceeded 10 percent of consolidated trade receivables.

       The activity in the Company's allowance for doubtful accounts for the years ended March 31, 1998, 1999, and 2000 consisted of the following:


                                                    Balance at      Additions       Deductions,
                                                     beginning      charged to        net of           Balance at
                                                      of year        expenses       recoveries        end of year
                                                    ----------      ---------       -----------       -----------
            Year ended March 31, 1998                $     635      $    587        $    720          $     502
                                                        ======         =====           =====             ======
            Year ended March 31, 1999                $     502      $    103        $    120          $     485
                                                        ======         =====           =====             ======
            Year ended March 31, 2000                $     485      $     97        $    148          $     434
                                                        ======         =====           =====             ======

                 MICROWARE SYSTEMS CORPORATION AND SUBSIDIARIES

              ($ in thousands, except share and per share amounts)

(3)    PROPERTY AND EQUIPMENT

       Property and equipment consisted of the following:


                                                                                  March 31,
                                                                         -----------------------------
                                                                            1999            2000
                                                                            ----            ----
               Land and improvements                                     $   2,004      $   2,004
               Building                                                      8,426          8,426
               Furniture, fixtures, and equipment                            3,647          3,637
               Research and development equipment                            2,806          2,677
               Leasehold improvements                                           49            120
                                                                         ---------      ----------
                                                                            16,932         16,864
               Accumulated depreciation and amortization                     4,416          5,514
                                                                         ---------      ---------
                                                                         $  12,516      $  11,350
                                                                         =========      =========

(4)    NOTES PAYABLE TO BANKS

       Microware has a $1,000 line of credit with a bank bearing interest at the bank's base rate. The line of credit matures on October 31, 2000 and is renewable annually. Funds advanced are secured by Microware's trade receivables, inventories, and intangible assets. There were no borrowings outstanding at March 31, 1999 or 2000.

       Microware Systems K.K. has credit agreements with various maturities.
           Outstanding balances at March 31, 1999 and 2000 totaled $253 and $0, respectively. The credit agreements were fully secured by Microware Systems K.K.'s deposit placed on its Tokyo office space.

(5)    LONG-TERM DEBT

       Long-term debt at March 31, 1999 and 2000 consisted of the following:


                                                                                1999               2000
                                                                             ---------          ---------
          Promissory note                                                    $   6,918          $   6,847
          Less current installments                                                 71                 77
                                                                             ---------          ---------
               Long-term debt, excluding current installments                $   6,847          $   6,770
                                                                             =========          =========

       On December 30, 1997, the Company, through its wholly owned subsidiary Microware Systems Corporate Park, Inc. executed a promissory note with GMAC Commercial Mortgage Corporation in the amount of $7,000. The note is secured by the Company's headquarters facility and associated real estate. In accordance with the agreement, the Company has provided GMAC an irrevocable standby letter of credit in the amount of $786 In order to obtain the irrevocable standby letter of credit, the Company has pledged a $786 U.S. Treasury note as collateral. Monthly payments are $49, including interest at 7.46 percent, with the unpaid balance due January 1, 2008.

                 MICROWARE SYSTEMS CORPORATION AND SUBSIDIARIES

              ($ in thousands, except share and per share amounts)

(5)    LONG-TERM DEBT, CONTINUED

       The aggregate maturities of long-term debt for each of the five years ending March 31, 2005 and thereafter are as follows:


                         2001                           $     77
                         2002                                 83
                         2003                                 90
                         2004                                 97
                         2005                                104
                         Thereafter                        6,396
                                                          ------
                                                        $  6,847
                                                          ======

       The carrying amount of the Company's long-term debt approximates the fair value as of March 31, 2000.

(6)    INCOME TAXES

       The provision for income taxes is based on losses before income tax expense (benefit) as follows:


                                                     1998           1999            2000
                                                     ----           ----            ----
             United States                       $   (7,940)      $  (8,908)    $  (6,618)
             Foreign                                 (1,796)           (949)       (1,852)
                                                 ----------       ---------     ---------
                                                 $   (9,736)      $  (9,857)    $  (8,470)
                                                 ==========       =========     =========

       Components of income tax expense (benefit) for the years ended March 31, 1998, 1999, and 2000 consist of the following:


                                                                1998
                                                 -----------------------------------
                                                 Domestic      Foreign
                                                  Income        Income       Total
                                                  -------       ------       -----
                     Current                     $    121      $   15       $    136
                     Deferred                          74          --             74
                                                   ------      ------       --------
                                                 $    195      $   15       $    210
                                                   ======        ====       ========

                                                                1999
                                               -------------------------------------
                                                 Domestic      Foreign
                                                  Income        Income       Total
                                                  -------       ------       -----
                     Current                     $   (155)     $   86       $    (69)
                     Deferred                         150          --            150
                                                 --------      ------       --------
                                                 $     (5)     $   86       $     81
                                                 ========      ======       ========

                                                                2000
                                               -------------------------------------
                                                 Domestic      Foreign
                                                  Income        Income       Total
                                                  -------       ------       -----
                     Current                     $     25      $   99       $    169
                     Deferred                          45          --             45
                                                   --------      ----       --------
                                                 $     70      $   99       $    169
                                                   ======        ====       ========

                 MICROWARE SYSTEMS CORPORATION AND SUBSIDIARIES

              ($ in thousands, except share and per share amounts)

(6)    INCOME TAXES, CONTINUED

       Income tax expense (benefit) for the years ended March 31, 1998, 1999, and 2000 differs from the "expected" income tax expense (benefit) computed by applying the United States expected federal income tax rate of 34 percent to pretax income (loss) due to the following:


                                                                           1998         1999         2000
                                                                           ----         ----         ----
             Computed "expected" tax benefit                           $   (3,310)  $   (3,351)  $   (2,880)
             Increase (decrease) in taxes resulting from:
                  U.S. losses without current benefit                       2,682        2,912        2,489
                  Foreign losses without current benefit                      743          459          449
                  Foreign taxes                                                77           86           99
                  Other                                                        18          (25)          12
                                                                           ------       -------      ------
                                                                       $      210   $       81   $      169
                                                                           ======       ======       ======

       The tax effects of temporary differences that give rise to deferred tax assets and liabilities at March 31, 1999 and 2000 are presented below:


                                                                                           March 31,
                                                                                 ------------------------------
                                                                                      1999           2000
                                                                                      ----           ----
         Deferred tax assets:
              U.S. net operating loss carryforwards                              $    10,294    $    12,971
              Foreign net operating loss carryforwards                                 1,211          1,211
              Post contract customer support unearned revenue                            201            198
              Compensation/benefits                                                       37             30
              Allowance for doubtful accounts                                            153            135
              Warranty reserve                                                            86             83
              Other                                                                        3              1
                                                                                     -------        -------
                  Total gross deferred tax assets                                     11,985         14,629
               Less valuation allowance                                               11,512         14,248
                                                                                     -------        -------
                      Total deferred tax assets                                          473            381
                                                                                     -------        -------

         Deferred tax liabilities:
              Capitalized software costs                                                  62             24
              Property and equipment                                                     366            357
                                                                                     -------        -------
                  Total deferred tax liabilities                                         428            381
                                                                                     -------        -------

                  Net deferred tax assets                                        $        45    $         -
                                                                                     =======        =======

                 MICROWARE SYSTEMS CORPORATION AND SUBSIDIARIES

              ($ in thousands, except share and per share amounts)

(6)    INCOME TAXES, CONTINUED

       The net deferred tax assets at March 31, 1999 and 2000, are composed of current deferred tax assets of $473 and $381 respectively, and noncurrent deferred tax liabilities of $428 and $381, respectively.

       The net change in the total valuation allowance for the years ended March
           31, 1999 and 2000 was an increase of $3,422 and $2,736 respectively, and relates primarily to increases in net operating loss carryforwards. Utilization of the U.S. and foreign net operating losses is dependent upon future taxable income generated in the respective U.S. and foreign subsidiaries. The Company recorded the valuation allowance due to its lack of history of consistent earnings in the U.S. and in a foreign subsidiary generating the net operating loss carryforwards. At March 31, 2000, the Company has U.S. net operating loss carryforwards for federal income tax purposes of approximately $36,000 (including approximately $3,600 from tax benefits related to employee stock options) which are available to offset future federal taxable income, if any, expiring as follows:
           $8,500 in 2012, $10,700 in 2013, $9,400 in 2019, and $7,400 in 2020.
           The foreign net operating loss carryforwards expire as follows:
           $1,860 in 2003 and $1,500 in 2004.

 (7)   PROFIT SHARING PLAN

       Microware has a contributory profit sharing plan for substantially all full-time employees. Under the contributory plan, Microware provides matching cash contributions based on qualified employee contributions, as well as certain other contributions. Microware's contributions to the contributory plan for the years ended March 31, 1998, 1999, and 2000 amounted to $175, $114, and $99, respectively.

(8)    STOCK OPTIONS

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

       The 1989, 1991, 1992 and 1995 Plans had available 1,200,000, 512,000,
           496,000 and 2,070,000 total shares of common stock subject to option, respectively.

       Activity for the Company's Plans is as follows:


                                     1998                               1999                               2000
                       ---------------------------------  ---------------------------------  ---------------------------------
                          Number        Option Price         Number        Option Price         Number        Option Price
                         of Shares       Per Share          of Shares       Per Share          of Shares       Per Share
                         ---------       ---------          ---------       ---------          ---------       ---------
        Beginning
           balance        2,060,691      $0.50-15.50        2,008,310      $0.50-15.50         1,869,325       $0.50-15.50
        Issued              978,250     $4.375-10.00        1,126,150       $1.94-5.88           535,700      $1.56-10.563
        Exercised           587,531      $0.50-3.125          376,900      $0.50-3.125           256,908        $0.50-7.00
        Canceled            443,100     $3.125-15.50          888,235      $1.94-15.50           428,750       $1.82-15.50
                       ------------                       -----------                        -----------
        Ending
           balance        2,008,310      $0.50-15.50        1,869,325      $0.50-15.50         1,719,367    $0.9375-10.563
                       ============     ============      ===========      ============       ==========    ==============

                 MICROWARE SYSTEMS CORPORATION AND SUBSIDIARIES

              ($ in thousands, except share and per share amounts)

(8)    STOCK OPTIONS, CONTINUED

       SFAS No. 123 requires proforma information regarding net earnings (loss) and net earnings (loss) per share be determined as if the Company has accounted for its stock options granted subsequent to December 15, 1994 under the "fair value" method. Under SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model with the following assumptions used for grants during fiscal 1998, 1999 and 2000: risk free interest rates of 6.0%, 5.0% and 6.0% respectively; expected volatility of 88.40%, 90.0% and 120.0%, respectively; an expected option life of 6.0 years, 6.0 years, and 5.0 years, respectively; and no expected dividends for any year. As the Company was a nonpublic entity until April 2, 1996, it is permitted under SFAS No. 123 to use the "minimum value" method to value stock options granted prior to April 2, 1996. Under the "minimum value" method expected volatility is effectively zero. The weighted average fair value of stock options granted under the Plans for the years ended March 31, 1998, 1999, and 2000 were $4.90, $2.03 and $1.86, respectively.

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

       The Company applies the provisions of APB No. 25 and related interpretations in accounting for compensation expense under the Plans. Had compensation expense under the Plans been determined pursuant to SFAS No. 123, the Company's proforma net loss and net loss per share for the years ended March 31, 1998, 1999 and 2000 would have been as follows:


                                                          1998                  1999                  2000
                                                    -----------------     -----------------     ------------------
               Net loss:
                      As reported                   $     (9,946)         $     (9,938)         $     (8,639)
                      Proforma                      $    (10,954)         $    (10,976)         $     (9,700)

               Net loss per share:
                      As reported
                           Basic                    $      (0.69)          $     (0.68)          $     (0.58)
                           Diluted                  $      (0.69)          $     (0.68)          $     (0.58)
                      Proforma
                           Basic                    $      (0.76)          $     (0.75)          $     (0.65)
                           Diluted                  $      (0.76)          $     (0.75)          $     (0.65)

       The above proforma disclosures are not necessarily representative of the effects on reported net earnings (loss) for future years. Diluted loss per share does not include stock options exercisable (see below) as the exercise would have an antidilutive effect on the computation.

                 MICROWARE SYSTEMS CORPORATION AND SUBSIDIARIES

              ($ in thousands, except share and per share amounts)

(8)  STOCK OPTIONS, CONTINUED

     The following table summarizes information about fixed stock options outstanding under the Plans at March 31, 2000:


                                Options Outstanding                                     Options Exercisable
     ----------------------------------------------------------------------    -------------------------------
                                               Weighted-
                                                Average        Weighted-                             Weighted-
             Range of                          Remaining        Average                               Average
             Exercise            Number       Contractual      Exercise              Number           Exercise
              Prices          Outstanding         Life           Price             Exercisable         Price
              ------          -----------         ----           -----             -----------         -----
          $0.9375 - 1.55         123,300          2.2          $ 1.2213              123,300         $  1.2213
           $1.56 - 3.10        1,183,377          9.0          $ 2.0010              131,517         $  2.2374
           $3.11 - 4.65          275,200          6.3          $ 3.2362              179,200         $  3.1592
           $4.66 - 6.20           93,000          9.0          $ 5.4777               10,000         $   5.250
           $6.21 - 7.75           43,490          8.3          $ 6.5997                9,595         $   6.709
          $9.31 - 10.85            1,000          9.9          $ 10.563                    -         $       -
                              -----------                                           --------
                               1,719,367          8.0          $ 2.4522              453,612         $  2.4863
                              ===========         ===            ======             ========          ========

                 MICROWARE SYSTEMS CORPORATION AND SUBSIDIARIES

              ($ in thousands, except share and per share amounts)

(9)  FOREIGN OPERATIONS

     A summary of the Company's domestic and foreign operations as of and for the years ended March 31, 1998, 1999, and 2000 is presented below:


                                                                         1998
                                  U.S.        U.K.      Japan       France      Germany     Eliminations      Total
                                  ----        ----      -----       ------      -------     ------------      -----
     Revenues                  $  10,882    $  2,692   $   4,197   $  1,053    $   1,827    $   (3,068)      $   17,724
                                 =======      ======     =======    =======       ======      ========        =========
     Operating (loss) profit   $  (9,268)   $    (74)  $  (1,558)  $   (211)   $      93    $        -       $  (11,018)
                                 =======      ======     =======    =======       ======      ========        =========
     Net (loss) earnings       $  (8,135)   $    (81)  $  (1,544)  $   (262)   $      76    $        -       $   (9,946)
                                 =======      ======     =======    =======       ======      ========        =========
     Total assets              $  41,105    $  1,047   $   1,632   $    550    $     744    $   (7,579)      $   37,499
                                 =======      ======     =======    =======       ======      ========        =========
     Total liabilities         $  10,258    $  1,479   $   1,421   $  1,105    $     948    $   (3,068)      $   12,143
                                 =======      ======     =======    =======       ======      ========        =========


                                                                         1999
                                  U.S.        U.K.      Japan       France      Germany     Eliminations      Total
                                  ----        ----      -----       ------      -------     ------------      -----
     Revenues                  $   9,805    $  3,086   $   3,171   $  1,131    $   2,643    $   (3,221)      $   16,615
                                 =======      ======     =======    =======       ======      ========        =========
     Operating (loss) profit   $  (8,427)   $   (145)  $  (1,200)  $   (358)   $      77    $        -       $  (10,053)
                                 =======      ======     =======    =======       ======      ========        =========
     Net (loss) earnings       $  (8,981)   $   (162)  $  (1,210)  $    355    $      60    $        -       $   (9,938)
                                 =======      ======     =======    =======       ======      ========        =========
     Total assets              $  31,605    $  1,053   $   1,501   $    850    $   1,000    $   (8,903)      $   27,106
                                 =======      ======     =======    =======       ======      ========        =========
     Total liabilities         $   9,349    $  1,628   $   2,569   $    857    $   1,150    $   (4,390)      $   11,163
                                 =======      ======     =======    =======       ======      ========        =========


                                                                         2000
                                  U.S.        U.K.      Japan       France      Germany     Eliminations      Total
                                  ----        ----      -----       ------      -------     ------------      -----
       Revenues                $   7,061    $  1,977   $   4,125   $    846    $   2,243    $   (2,835)      $   13,417
                                 =======      ======     =======    =======       ======      ========        =========
       Operating loss          $  (6,587)   $   (468)  $    (806)  $   (513)   $     (51)   $        -       $   (8,425)
                                 =======      ======     =======    =======       ======      ========        =========
       Net loss                $  (6,783)   $   (461)  $    (859)  $   (522)   $     (14)   $        -       $   (8,639)
                                 =======      ======     =======    =======       ======      ========        =========
       Total assets            $  25,109    $    813   $   1,506   $    439    $     909    $  (10,567)      $   18,210
                                 =======      ======     =======    =======       ======      ========        =========
       Total liabilities       $   9,303    $  1,836   $   3,660   $    932    $   1,055    $   (6,055)      $   10,731
                                 =======      ======     =======    =======       ======      ========        =========

     Included in U.S. revenues are foreign export sales, of approximately $690, $553, and $422 during the years ended March 31, 1998, 1999, and 2000, respectively. Revenue eliminations represent primarily intercompany sales between the U.S. and foreign operations and royalties paid to the U.S. by foreign subsidiaries.

                 MICROWARE SYSTEMS CORPORATION AND SUBSIDIARIES

              ($ in thousands, except share and per share amounts)

(10) SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

     During the years ended March 31, 1998, 1999, and 2000, the Company paid interest of approximately $701, $519, and $568, respectively.

     Income taxes paid during the years ended March 31, 1998, 1999, and 2000 amounted to approximately $95, $13, and $25 respectively.

(11) SPECIAL CHARGES

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

(12) MOTOROLA STOCK AND WARRANT PURCHASE AGREEMENT

     On July 31, 1995, the Company entered into a Stock and Warrant Purchase Agreement (the Agreement) with Motorola, Inc. (Motorola) pursuant to which Motorola purchased 1,526,232 common shares of stock of the Company for $12,100 ($7.93 per share). In addition, pursuant to the Agreement, Motorola currently holds three separate warrants to purchase an additional 1,248,736 common shares of stock of the Company at an exercise price of $10.81 per share. These warrants are exercisable and expire at certain periods through July 31, 2001. The Agreement contains certain anti-dilution protection in the event of certain dividends, stock splits, reclassifications, or issuances of common shares of stock of the Company or rights thereto. Revenues from Motorola for the years ended March 31, 1998, 1999, and 2000 were $1,428, $2,227, and $592, respectively.

(13) COMMITMENTS

     The Company leases certain domestic and foreign facilities under noncancelable operating leases. Minimum annual rental commitments at March 31, 2000 under all noncancelable operating leases are as follows:

                        2001                       $   484
                        2002                       $   125
                        2003                       $    54
                        2004                       $    54
                        2005                       $    31
                        Thereafter                 $     -

     Rental expense under cancelable and non-cancelable operating leases was $785, $832, and $573 during the years ended March 31, 1998, 1999, and 2000, respectively.

                 MICROWARE SYSTEMS CORPORATION AND SUBSIDIARIES

              ($ in thousands, except share and per share amounts)

(14) SALE OF SERIES I PREFERRED STOCK

     On  April 19, 2000 the Company entered into a Securities Purchase
         Agreement (the Agreement) with Elliott Associates, L.P. and Westgate International, L.P. pursuant to which Elliott and Westgate purchased a total of 3,500 shares of Series I Cumulative Convertible Preferred Stock of the Company for $3,500,000. In addition, pursuant to the Agreement, Elliott and Westgate currently hold two separate warrants to purchase an additional 87,500 common shares in aggregate of stock of the Company at an exercise price of $5.3116 per share, and options to purchase an additional 618,595 shares in aggregate of common stock at an exercise price of $4.8497 per share. The Series I Preferred Stock is convertible into common stock at a conversion price of the lower of (a) $4.8497 or (b) the average of the two lowest closing bid prices of the common stock, as recorded on Nasdaq, during the fifteen trading days prior to the conversion date. The warrants are exercisable at any time, and expire on April 19, 2005. The options are exercisable at any time, and expire one year from the date the Registration Statement registering such common shares is declared effective by the SEC.

(15) CONVERSION OF SERIES I PREFERRED STOCK (UNAUDITED)

     On June 14, 2000 Elliott Associates, L.P. and Westgate International, L.P.
         converted a total of 1,578 shares of Series I Preferred Stock to 668,556 common shares in aggregate, at a conversion price of $2.375 per common share.