Form 10-K405/A
period 2000-03-31
MICROWARE SYSTEMS CORP
filed 2000-07-19
CIK 1003383

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

                                   (MARK ONE)

           [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For The Fiscal Year Ended March 31, 2000

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                         Commission file number 0-27988

                       ----------------------------------

                          MICROWARE SYSTEMS CORPORATION
             (Exact name of Registrant as specified in its charter)

                        ---------------------------------

            IOWA                                          42-1073916
-------------------------------                 -------------------------------
(State or other jurisdiction of                 (I.R.S. Employer Identification
incorporation or organization)                              Number)

     1500 N.W. 118th St.                                   50325
      DES MOINES, IOWA                                   ----------
-------------------------------                          (Zip Code)
(Address of principal executive
         offices)

                                 (515) 223-8000
              -----------------------------------------------------
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:
                            Common Stock, no par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. Yes /X/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or in any amendment to this Form 10-K. /X/

                              PURPOSE OF AMENDMENT

The registrant has determined to furnish the information required in Part III of its Annual Report on Form 10-K for the fiscal year ended March 31, 2000 rather than to incorporate it by reference to information to be contained in the registrant's definitive proxy statement. The registrant hereby amends Part III of the Annual Report on Form 10-K as follows to include the information required by Part III.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The directors and executive officers of the Company are as follows:


        Name                       Age                    Position
        ----                       ---                    --------
Kenneth B. Kaplan                   47     President, Chief Executive Officer and
                                           Chairman of the Board of Directors

George E. Leonard                   59     Executive Vice President, Chief Financial
                                           Officer, Chief Operating Officer,
                                           Treasurer, Secretary and Director

Arthur Don                          47     Director

James A. Gordon                     50     Director

Daniel P. Howell                    47     Director

Dennis E. Young                     57     Director

James H. Boswell                    50     Vice President of Sales

Beth E. Law                         36     Chief Accounting Officer, Controller,
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

         Mr. Leonard joined the Company in August 1998 as Executive Vice President, Chief Financial Officer, Treasurer and Secretary. Mr. Leonard was appointed Chief Operating Officer and a director on May 16, 2000. Prior to joining the Company, from July 1996 to July 1998, Mr. Leonard was the Vice President and Chief Financial Officer and a director of Western Pacific Airlines, based in Colorado Springs, Colorado. Western Pacific Airlines filed for bankruptcy protection under Chapter 11 on October 4, 1997 and converted its filing to Chapter 7 in July 1998. Mr. Leonard also served as Chairman and Chief Executive Officer of Consumer Guaranty Corporation of Phoenix, Arizona, President and CEO of GEL Management Corporation, Chairman and Chief Executive Officer of AmBank Holding Company, and Executive Vice President, Chief Financial Officer, Chief Lending Officer and Chief Banking Officer, and a Director of MeraBank from 1975 to 1996. Mr. Leonard holds a B.S. degree from the United States Naval Academy and an M.B.A from the University of Chicago.

         Mr. Don has been a member of the law firm of D'Ancona & Pflaum LLC, Chicago, Illinois, counsel to the Company, since 1985.

         Mr. Gordon currently is President of Gordon Management, Inc., an investment management company based in Chicago, Illinois, which was founded in 1992. Gordon Management, Inc. serves as the General of Partner of Edgewater Private Equity Fund II, L.P., and Edgewater Private Equity Fund III, L.P., venture capital partnerships. From 1971 to 1992, Mr. Gordon was the President of Gordon Wholesalers, Inc., a grocery and tobacco wholesaler.

         Mr. Howell is Senior Managing Director of Mesirow Private Equity Investments, Inc., an affiliate of the corporate general partner of Mesirow Capital Partners VI, a venture capital partnership. Mr. Howell also is currently a director of IMNET Systems, Inc.

         Mr. Young is Executive Vice President and Chief Financial Officer and a director of Wells Fargo Financial, Inc., formerly Norwest Financial, Inc, a financial services firm headquartered in Des Moines, Iowa, which he joined in 1984.

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

         Mrs. Law has served as Chief Accounting Officer, Controller and Assistant Treasurer of the Company since February 2000. Prior to joining the Company, Mrs. Law worked for Network Six, Inc., a systems integrator based in Warwick, Rhode Island. Mrs. Law is a Certified Public Accountant, and holds a B.S. degree from the University of Rhode Island.

ITEM 11. EXECUTIVE COMPENSATION

         The following summary compensation table sets forth information concerning all compensation awarded, earned, or paid by the Company during its fiscal years ended March 31, 2000, 1999 and 1998 to (a) the Company's Chief Executive Officer, (b) the two most highly compensated executive officers other than the CEO who were serving as executive officers as of March 31, 2000, and
(c) individuals for whom disclosure would have been required but for the fact that they were not serving as executive officers at March 31, 2000 (the "Named Executives").


                           SUMMARY COMPENSATION TABLE

                                                                    ANNUAL
                                                               COMPENSATION ($)                ALL OTHER
                                                            SALARY       BONUS (1)         COMPENSATION ($)
                                                            ------       ---------         ----------------
KENNETH B. KAPLAN                               2000           185,000                         4,978   (2)(3)
Chairman of the Board of                        1999           185,000                         4,411   (2)(3)
Directors
President and Chief                             1998           185,000                         6,593   (2)(3)
Executive Officer

M. DENIS CONNAGHAN (4)                          2000            83,075                        33,030     (5)
Former Executive Vice                           1999           200,000                           769     (6)
 President,
Chief Operating Officer and                     1998           174,000        9,000           90,600     (7)
Secretary

MARTIN ALLEN(8)                                 2000           161,738       54,528
Former Managing Director                        1999           132,272      128,142
European Operations                             1998           131,776       32,944

SHIGEHIRO ISHIBASHI (9)                         2000           216,039                        42,554    (10)
Former President and                            1999           195,500
Representative
Director, Microware Systems                     1998            54,725
  Kabushiki Kaisha

GEORGE E. LEONARD (11)                          2000           150,000                        75,009   (7)(2)
Executive President, Chief                      1999            87,500
Operating Officer, and Chief
Financial Officer

JAMES H. BOSWELL (12)                           2000           150,000       83,186            5,604     (2)
Vice President of Sales                         1999            13,269       18,800               32     (6)

(1)  Includes bonus and/or sales commission earned in respective fiscal years.
(2) Other compensation includes 401(k) plan-matching contributions, life insurance premiums.
(3)  Includes personal tax preparation services paid by the Company.
(4)  Mr. Connaghan resigned from the Company on July 21, 1999.
(5)  Represents severance payments paid by the Company.
(6)  Represents life insurance premiums paid by the Company.
(7)  Represents relocation expenses and related taxes paid by the Company
(8)  Mr. Allen resigned from the Company on May 10, 2000.
(9)  Mr. Ishibashi resigned from the Company on March 1, 2000.
(10) Represents separation payment paid by the Company.
(11) Mr. Leonard joined the Company on August 31, 1998.
(12) Mr. Boswell joined the Company on February 17, 1999.

                               BOARD OF DIRECTORS

TERMS

         The Board of Directors of the Company is divided into three classes of directors serving staggered three-year terms.

         Class I Directors. The following persons serve as Class I directors with their term expiring at the annual meeting to be held following March 31, 2002: Kenneth B. Kaplan and Daniel P. Howell. Martin Allen resigned his position with the Company and as a director, effective May 10, 2000. George E. Leonard has been appointed to fill the vacancy left by Mr. Allen's resignation, and will serve in this capacity until he stands for election at the next annual meeting of the shareholders.

         Class II Directors. The following person serves as a Class II director with his term expiring at the annual meeting to be held following March 31, 2000: James A. Gordon. Robert W. Bigony resigned his seat on the Company's board effective November 11, 1999. This vacancy remains unfilled.

         Class III Directors. The following persons serve as a Class III director with their term expiring at the annual meeting to be held following March 31, 2001: Arthur Don and Dennis E. Young.

DIRECTOR COMMITTEES

         The Board of Directors has established an Executive Committee, an Audit Committee and a Compensation Committee.

         The Executive committee is empowered to act with all authority granted to the Board of Directors between meetings, except with respect to those matters required by Iowa law or by the Company's By-Laws to be subject to the power and authority of the full Board of Directors. Messrs. Kaplan(Chair) and Gordon currently serve on the Executive Committee.

         The Audit Committee's functions are to recommend annually to the Board of Directors the appointment of the independent public accountants of the Company, to discuss and review the scope and the fees of the prospective annual audit and to review the results therof with the Company's independent public accountants, to review and approve non-audit services of the independent public accountants, to review compliance with existing major accounting and financial policies of the Company, to review the adequacy of the financial organization of the Company, and to review management's procedures and policies relative to the adequacy of the Company's internal accounting controls. Messrs Young(Chair), Gordon, and Howell currently serve on the Audit Committee.

         The Compensation Committee's functions are to review and approve annual salaries and bonuses for all executive officers, to review, approve and recommend to the Board the terms and conditions of all employee benefit plans or changes thereto and to administer the Corporation's various stock option plans. Messrs. Howell(Chair) and Gordon currently serve on the Compensation Committee.

DIRECTORS' COMPENSATION

         Non-employee Directors are entitled to be paid $1,000 for attendance at each committee or Board of Directors meeting attended in person, up to an amount not to exceed $5,000 per year. All Directors are reimbursed for travel expenses incurred in attending meetings of the Board of Directors. Certain Directors are also eligible to receive grants of stock options.

                             EMPLOYMENT AGREEMENTS

GEORGE E. LEONARD

         In September of 1999, the Company entered into an employment agreement with Mr. Leonard whereby he agreed to serve as Chief Financial Officer of the Company. This agreement is effective until March 31, 2001, and is automatically extended for additional one-year periods ending on March 31, unless terminated by either party in accordance with the agreement. Pursuant to this agreement, Mr. Leonard earns a base salary of $150,000 per year. Mr. Leonard's employment agreement provides that, in the event Mr. Leonard's employment is involuntarily terminated as a result of a change of control of the Company, he will be entitled to a severance payment equal to one year of his base salary.

                                     OPTIONS

         The following tables provide certain information concerning options granted to, exercised by and held by each Named Executive Officer of the Company at March 31, 2000 under the Company's 1991, 1992 and 1995 stock option plans.

                        OPTION GRANTS IN LAST FISCAL YEAR
                                INDIVIDUAL GRANTS


                          NUMBER OF         % OF OPTIONS                                              POTENTIAL REALIZABLE VALUE
                            SHARES           GRANTED TO                                               OF ASSUMED ANNUAL RATES OF
                          UNDERLYING        EMPLOYEES IN       EXERCISE OR BASE                         STOCK APPRECIATION FOR
                           OPTIONS             FISCAL               PRICE             EXPIRATION             OPTION TERM
 NAME                     GRANTED(#)            YEAR            ($ PER SHARE)            DATE          5%($)          10%($)
 ----                     ----------            ----            -------------            ----          -----          ------
 Kenneth B. Kaplan            0                 N/A                  N/A                 N/A            N/A            N/A

 George E. Leonard          80,000             13.97%                1.56             9/30/2009        78,486        198,899

                           AGGREGATED OPTION EXERCISES
                 IN LAST FISCAL YEAR AND FISCAL YEAR-END VALUES


                                                                         NUMBER OF SECURITIES             VALUE OF UNEXERCISED
                                       SHARES                      UNDERLYING UNEXERCISED OPTIONS   IN-THE-MONEY OPTIONS AT
                                    ACQUIRED ON       VALUE($)            AT MARCH 31, 2000             MARCH 31, 2000($)(*)
      NAME                          EXERCISE (#)      REALIZED     EXERCISABLE    UNEXERCISABLE     EXERCISABLE    UNEXERCISABLE
      ----                          ------------      --------     -----------    --------------    -----------    -------------
      Kenneth B. Kaplan                  0              N/A                   0                  0      N/A             N/A

      M. Denis Connaghan                 0              N/A                   0                  0            0                  0

      Martin Allen                       0              N/A              23,250             33,750      187,453            288,038

      Shigehiro Ishibashi              15,000              61,110             0             45,000            0            380,175

      George E. Leonard                  0              N/A              24,000            176,000      176,880          1,442,720

      James H. Boswell                   0              N/A              24,000             96,000      198,000            792,000

         (*) Calculations based on the fair market value of the underlying securities as of March 31, 2000 of $10.750 per share, minus the aggregate exercise price.

         No compensation intended to serve as an incentive for performance to occur over a period longer than one fiscal year was paid or accrued pursuant to a long-term incentive plan during the last fiscal year to any of the persons named in the Summary Compensation Table. The Company does not have any defined benefit or actuarial plan under which benefits are determined primarily by final compensation or average final compensation and years of service.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of July 11, 2000, the name, address and holdings of each person (including any "group" as defined in Section 13(d)(3) of the Securities Exchange Act of 1934) known by the Company to be the beneficial owner of more than five percent of the Company's Common Stock, and the amount of Common Stock beneficially owned by each of the Directors, Named Executive Officers (defined herein) and executive officers of the Company and by all Directors and executive officers of the Company as a group.


                                                                                               PERCENT
                                                        AMOUNT AND NATURE OF                     OF
                NAME OF BENEFICIAL OWNER                BENEFICIAL OWNERSHIP(1)                CLASS
                ------------------------                -----------------------                -----
EXECUTIVE OFFICERS AND DIRECTORS
Kenneth B. Kaplan                                                      4,658,107   (2)          29.4
George E. Leonard                                                         49,137   (3)            *
Martin Allen                                                              23,250                  *
Shigehiro Ishibashi                                                            0                  *
James H. Boswell                                                          24,000                  *
Beth E. Law                                                                    0                  *
Arthur Don                                                                40,100                  *
James A. Gordon                                                                0                  *
Daniel P. Howell                                                         748,639   (4)           4.7
Dennis E. Young                                                           16,000                  *
All executive officers and directors as a group
(10 persons)                                                           5,560,556                34.7
                                                                       ---------                ----
OTHER FIVE PERCENT SHAREHOLDERS
Motorola, Inc.(6)
     1303 East Algonquin Road
     Schaumurg, Illinois  60196                                        2,774,968   (5)          16.2
Mesirow Capital Partners VI
     350 North Clark Street
     Chicago, Illinois  60610                                            748,639                 4.7
Elliott Associates, L.P.
     712 Fifth Avenue
     New York, New York  10019                                         1,070,096   (6)           6.8
Westgate International, L.P.
     712 Fifth Avenue
     New York, New York  10019                                         1,070,096   (6)           6.8

-----------------------------------------
*   Less than 1% of the outstanding Common Stock.

(1) Unless otherwise indicated in the footnotes to this table, the Company believes the persons named in this table have sole voting and investment power with respect to all shares of Common Stock reflected in this table.

(2) Includes 7,600 shares held by Mr. Kaplan as custodian.

(3) Comprises options which are currently exercisable or which are deemed currently exercisable, and in the case of Messrs. Leonard and Don, includes 1,137 and 100 shares, respectively, which are directly owned.

(4) Mr. Howell is Senior managing Director of Mesirow Private Equity Investments, Inc., an affiliate of the corporate general partner of Mesirow Capital Partners VI, which is the direct beneficial owner of such shares.

(5) Includes 1,248,736 warrants deemed currently exercisable at an exercise price of $10.81 per share.

(6) Share and ownership information related to Elliott Associates, L.P. and Westgate International, L.P. as reported are from Form SC 13G filed by said owners with the SEC on June 30, 2000.

ITEM 13. CERTAIN RELATED TRANSACTIONS

         During the fiscal year ended March 31, 2000, Microware Systems Corporation received total revenues of $592,000 under various license and service agreements with Motorola, which holds 1,526,232 shares of Common Stock of the Company and warrants to purchase an additional 1,248,736 shares. The Company also routinely purchases various hardware products from Motorola used in product development.

         The Company believes that all transactions discussed or disclosed above have been, and the Company's Board of Directors has adopted a policy stating that any future transactions with the Company's officers, Directors, affiliates, or controlling shareholders will be, on terms which are considered to be no less favorable to the Company than those obtainable in arm's length transactions with unaffiliated third parties.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to its Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             MICROWARE SYSTEMS CORPORATION,
                                                  an Iowa Corporation

                                             By:
                                                /s/ George E. Leonard
                                               ------------------------------
                                               George E. Leonard
                                               A duly authorized representative

Dated: July 18, 2000