Form 10-Q
period 2000-06-30
MICROWARE SYSTEMS CORP
filed 2000-08-14
CIK 1003383

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2000

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

         COMMON STOCK: 15,861,856 SHARES OUTSTANDING AS OF JUNE 30, 2000


                                      1 of 18

                          MICROWARE SYSTEMS CORPORATION
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2000


INDEX

PART I - FINANCIAL INFORMATION

         ITEM 1.      Financial statements

                      Consolidated Statements of Operations for the three month periods ended June 30, 2000 and 1999.

                      Consolidated Balance Sheets as of June 30, 2000 and
                      March 31, 2000.

                      Consolidated Statements of Cash Flows for the three month periods ended June 30, 2000 and 1999.

                      Notes to Consolidated Financial Statements

         ITEM 2.      Management's Discussion and Analysis of Financial
                      Condition and Results of Operations

         ITEM 3.      Quantitative and Qualitative Disclosures About Market
                      Risks

PART II - OTHER INFORMATION

         ITEM 2       Changes in Securities and Use of Proceeds

         ITEM 5.      Other Information

         ITEM 6.      Exhibits and Reports on Form 8-K

SIGNATURES


                                      2 of 18

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying financial information is unaudited but, in the opinion of management, reflects all adjustments (which include only normally recurring adjustments) necessary for a fair presentation of the results for the periods shown. The unaudited consolidated financial statements and analyses should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended March 31, 2000 included in the Annual Report on Form 10-K previously filed with the Securities and Exchange Commission.

The results for the quarter ended June 30, 2000 are not necessarily indicative of the results to be expected for the entire year.









                                      3 of 18

                          MICROWARE SYSTEMS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                   ($ in thousands, except per share amounts)

                                                   THREE MONTHS ENDED JUNE 30,
                                                   ---------------------------
                                                      2000             1999
                                                    --------         --------
REVENUES:
      Product                                       $  2,443         $  2,380
      Services                                           568              437
                                                    --------         --------
                                                       3,011            2,817
                                                    --------         --------
COST OF REVENUES:
      Product                                            657              588
      Services                                           292              292
                                                    --------         --------
                                                         949              880
                                                    --------         --------
          GROSS PROFIT                                 2,062            1,937
                                                    --------         --------
OPERATING EXPENSES:
      Research & development                           1,346            1,518
      Sales & marketing                                2,156            2,283
      General & administrative                           775              741
                                                    --------         --------
          TOTAL OPERATING EXPENSE                      4,277            4,542
                                                    --------         --------
          OPERATING LOSS                              (2,215)          (2,605)
                                                    --------         --------

OTHER INCOME AND (EXPENSE):
      Foreign currency loss, net                        (335)             (85)
      Interest income                                     48               68
      Interest expense                                  (152)            (130)
                                                    --------         --------
                                                        (439)            (147)

          LOSS BEFORE INCOME TAX EXPENSE              (2,654)          (2,752)
      Income tax expense                                   7               77
                                                    --------         --------
          NET LOSS                                  $ (2,661)        $ (2,829)
                                                    ========         ========

Loss per share                                      $  (0.17)        $  (0.19)
                                                    ========         ========

Shares used in per share calculation-basic            15,412           14,938
                                                    ========         ========

Diluted loss per share                              $  (0.17)        $  (0.19)
                                                    ========         ========

Shares used in per share calculation-diluted          15,412           14,938
                                                    ========         ========


See accompanying notes to consolidated financial statements.

                                      4 of 18

                          MICROWARE SYSTEMS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                   ($ in thousands, except per share amounts)


                                ASSETS

                                                             June 30, 2000   March 31, 2000
                                                              (unaudited)
                                                             -------------   --------------
CURRENT ASSETS:
        Cash and cash equivalents                               $ 3,753        $ 1,184
        Short-term investments                                      786            783
        Trade receivables, net of allowance for doubtful
           accounts of $423 and $434                              2,038          2,935
        Income taxes receivable                                      78             78
        Inventories                                                  77             77
        Prepaid expenses and other current assets                   485            413
                                                                -------        -------
             TOTAL CURRENT ASSETS                                 7,217          5,470

PROPERTY AND EQUIPMENT:
        Land and improvements                                     2,004          2,004
        Building                                                  8,426          8,426
        Furniture, fixtures & equipment                           3,552          3,637
        Research and development equipment                        2,710          2,677
        Leasehold improvements                                      123            120
                                                                -------        -------
                                                                 16,815         16,864
        Accumulated depreciation and amortization                 5,789          5,514
                                                                -------        -------
             NET PROPERTY AND EQUIPMENT                          11,026         11,350

OTHER ASSETS:
        Intangible assets, net of amortization                      415            753
        Deposits and other                                          837            637
                                                                -------        -------
             TOTAL OTHER ASSETS                                   1,252          1,390
                                                                -------        -------
                                                                $19,495        $18,210
                                                                =======        =======


                                      5 of 18

                          MICROWARE SYSTEMS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (Continued)

                             LIABILITIES

                                                                June 30, 2000     March 31, 2000
                                                                 (unaudited)
                                                                -------------     --------------
CURRENT LIABILITIES:
        Current portion of long-term debt                          $     70         $     77
        Accounts payable                                                884              756
        Accrued expenses                                              2,135            2,061
        Deferred revenues                                               820              865
        Income taxes payable                                            205              202
                                                                   --------         --------
             TOTAL CURRENT LIABILITIES                                4,114            3,961
Long-term debt, less current installments                             6,799            6,770
Deferred income taxes                                                     7                -
                                                                   --------         --------
             TOTAL LIABILITIES                                       10,920           10,731

              PREFERRED STOCK, REDEEMABLE
Series I preferred stock, redeemable, no par value; 500,000
     shares authorized; 1,922 shares outstanding
              TOTAL PREFERRED STOCK, REDEEMABLE                      1,922                 -

                        SHAREHOLDERS' EQUITY
Common stock, voting, no par value;
     50,000,000 shares authorized; 16,086,956 and
     15,411,900 shares issued, 15,861,856 and 15,186,800
     shares outstanding                                              39,679           37,492
Additional Paid in Capital-Preferred Stock                              888                -
Retained earnings (deficit)                                         (32,591)         (28,434)
Accumulated other comprehensive loss                                   (546)            (802)
                                                                   --------         --------
                                                                      7,430            8,256
Less cost of common shares acquired for the treasury,
     225,100 and 225,100 shares                                         777              777
                                                                   --------         --------
        TOTAL SHAREHOLDERS' EQUITY                                    6,653            7,479
                                                                   --------         --------
                                                                   $ 19,495         $ 18,210
                                                                   ========         ========

See accompanying notes to consolidated financial statements.


                                      6 of 18

                          MICROWARE SYSTEMS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                          THREE MONTHS ENDED JUNE 30,
                                                                          ---------------------------
                                                                             2000            1999
                                                                            -------         -------
                                                                               ($ in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                               $(2,661)        $(2,829)
         Adjustments to reconcile net loss to net cash used in
           operating activities:
           Depreciation and amortization                                        670             736
           Loss on disposal of assets                                             3              26
           Deferred income taxes                                                  6              45
         Change in assets and liabilities:
           Trade receivables, net                                               897           1,111
           Inventories                                                           (1)             (2)
           Other current assets                                                 (72)            (49)
           Income taxes receivable                                                -               3
           Other assets                                                        (200)           (160)
           Accounts payable                                                     132             195
           Accrued expenses                                                     111            (325)
           Deferred revenues                                                    (45)             22
           Income taxes payable                                                   3              31
                                                                            -------         -------
     NET CASH USED IN OPERATING ACTIVITIES                                   (1,157)         (1,196)
                                                                            -------         -------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Capital expenditures                                                   (31)           (117)
         Proceed from sale of property and equipment                              2               -
         Purchase of short-term investments                                       -          (2,975)
         Maturities of short-term investments                                     -           3,976
                                                                            -------         -------
     NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                        (29)            884
                                                                            -------         -------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments on notes payable to banks and long-term debt            (17)           (267)
     Proceeds from issuance of common stock                                      17              16
     Proceeds from issuance of preferred stock                                3,500               -
                                                                            -------         -------
   NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                        3,500            (251)
                                                                            -------         -------

Effect of foreign currency exchange rate changes on cash                        255              56
                                                                            -------         -------
   Net change in cash and cash equivalents                                    2,569            (507)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                              1,184           2,840
                                                                            -------         -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                  $ 3,753         $ 2,333
                                                                            =======         =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

     Cash paid for interest                                                 $   129         $   129
                                                                            =======         =======
     Cash paid for income taxes                                             $     1         $     9
                                                                            =======         =======


See accompanying notes to consolidated financial statements.

                                      7 of 18

                          MICROWARE SYSTEMS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In accordance with the rules and regulations of the Securities and Exchange Commission, the preceding unaudited financial statements omit or condense certain information and footnote disclosure normally required for complete financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (which include reclassifications and normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2000 and for all periods presented, have been made. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended March 31, 2000 included in Microware's Annual Report on Form 10-K.

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

         In December 1998, the AICPA released SOP 98-9, "Modification of SOP 97-2, `Software Revenue Recognition with Respect to Certain Transactions' ". SOP 98-9 amends SOP 97-2 to require that an entity recognize revenue for multiple element arrangements by means of the "residual method" when (1) there is vendor-specific objective evidence of the fair values of all the undelivered elements that are not accounted for by means of long-term contract accounting (2) vendor-specific objective evidence of fair value does not exist for one or more of the delivered elements, and (3) all revenue recognition criteria of SOP 97-2 (other than the requirement for vendor-specific objective evidence of the fair value of each delivered element) are satisfied. The provisions of SOP 98-9 extend the deferral of certain paragraphs of SOP 97-2 and became effective December 15, 1998. These deferred paragraphs of SOP 97-2 and SOP 98-9 became effective for transactions entered into in fiscal years beginning after March 15, 1999. Retroactive application is prohibited. The adoption of this statement has not had a material impact on Microware's operating results, financial position or cash flows.

3.   COMPUTATION OF NET LOSS PER SHARE

Basic earnings (loss) per share (EPS) has been computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during the periods presented. Diluted EPS has been computed by dividing net earnings (loss) by the weighted average and, when dilutive, common equivalent shares outstanding during the periods presented. Dilutive common equivalent shares are calculated using the treasury stock method and consist of common stock issuable upon the exercise of options and warrants or conversion of preferred shares.

At June 30, 2000, net loss used in computing basic loss per share and diluted loss per share was $(2,676,000). This is calculated by subtracting dividends declared on preferred shares of $15,000 from the net loss for the quarter of $(2,661,000).


                                      8 of 18

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

Comprehensive loss for the three months ended June 30, 2000 and 1999 is as follows:

                                                     THREE MONTHS ENDED JUNE 30,
                                                     2000                   1999
                                              -----------------      -----------------
                                                          ($ in thousands)
Net loss                                              $(2,661)               $(2,829)
Foreign currency translation adjustment                   255                     (4)
                                              -----------------      -----------------
TOTAL COMPREHENSIVE LOSS                              $(2,406)               $(2,833)
                                              =================      =================


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

6.   REDEEMABLE PREFERRED STOCK

On April 19, 2000 the Company entered into a Securities Purchase Agreement (the Agreement) with Elliott Associates, L.P. and Westgate International, L.P. pursuant to which Elliott and Westgate purchased a total of 3,500 shares of Series I Cumulative Convertible Preferred Stock of the Company for $3,500,000. In addition, pursuant to the Agreement, Elliott and Westgate currently hold two separate warrants to purchase an additional 87,500 common shares in aggregate of stock of the Company at an exercise price of $5.3116 per share, and options to purchase an additional 618,595 shares in aggregate of common stock at an exercise price of $4.8497 per share. The Series I Preferred Stock is convertible into common stock at a conversion price of the lower of (a) $4.8497 or (b) the average of the two lowest closing bid prices of the common stock, as recorded on Nasdaq, during the fifteen trading days prior to the conversion date. The warrants are exercisable at any time, and expire on April 19, 2005. The options are exercisable at any time, and expire one year from the date the Registration Statement registering such common shares is declared effective by the SEC. The Agreement contains a mandatory conversion provision that states that the Preferred Shares will automatically convert to Common Shares on the two (2) year anniversary of the Closing Date. If, after such mandatory conversion, the holder of the converted shares holds more than 9.99% of the Common Shares outstanding, the excess shares shall be purchased back by the Company at a mandatory redemption price, pursuant to the mandatory redemption provision outlined in the Agreement. Additionally, the Preferred Shareholder can require redemption if there is a change in control transaction (consolidation, merger or any other reorganization), a "going private" transaction under Rule 13e-3 of the Securities and Exchange Act of 1934 (the "Exchange Act"), or a tender offer by the Company under Rule 13e-4 of the Exchange Act. Due to these redemption provisions, which are outside of the control of the Company, the Preferred Shares are considered redeemable, and are classified outside of the shareholders' equity section.

On June 14, 2000 Elliott Associates, L.P. and Westgate International, L.P. converted a total of 1,578 shares of Series I Preferred Stock plus cumulative dividends accrued at that date, to 668,556 common shares in aggregate, at a conversion price of $2.375 per common share.

The holders of the Preferred Shares are entitled to receive cumulative dividends at the per share rate of four percent (4%) of each Preferred Share, per annum accruing daily. At June 30, 2000 total cumulative dividends accrued on the Preferred Shares equaled $15,376 in aggregate or $8 per outstanding preferred share. This amount is net of $9,819 of accrued dividends utilized in the Preferred Stock conversion completed on June 14, 2000.

In accordance with EITF Issue No. 98-5, preferred stock sales proceeds of $1,312,500 were allocated to additional paid in capital for the preferred stock beneficial conversion feature using the intrinsic value method. Since the preferred stock was convertible on the date of issuance, the $1,312,500 preferred stock discount was fully amortized through retained earnings as a return to preferred shareholders upon issuance of the preferred stock. Additionally, $166,987 of the preferred stock sales proceeds were allocated to additional paid in capital for the value of the options. This amount was calculated using the fair value method of APB Opinion 14. Since the options and warrants were exercisable on the date of issuance, the $166,987 option and warrant discount was fully amortized through retained earnings as a return to preferred shareholders upon issuance of the preferred stock.


                                      9 of 18

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

A key element of Microware's long-term strategy is to develop products which can be embedded into successful, high volume customer products; thereby significantly increasing license run-time royalty fees. Any increase in the percentage of revenues attributable to license run-time royalties will depend on Microware's successful negotiation of license run-time royalties and on the successful commercialization by Microware's customer of the underlying product.

                                      10 of 18

RESULTS OF OPERATIONS

FIRST QUARTER OF FISCAL 2001 COMPARED TO THE FIRST QUARTER OF FISCAL 2000

REVENUES

Total revenues increased 7% or $194,000 from $2.8 million in the first quarter of fiscal 2000 to $3.0 million in the first quarter of fiscal 2001. Product revenues increased 3% or $63,000 from $2.38 million in the first quarter of fiscal 2000 to $2.44 million in the first quarter of fiscal 2001. Product revenues increased between periods primarily due to the sale of non-refundable prepaid royalties for existing licenses. Services revenues increased 30% or $131,000 from $437,000 in the first quarter of fiscal 2000 to $568,000 in the first quarter of fiscal 2001. The increase in service revenues from the first quarter of fiscal 2000 to the same period in fiscal 2001 resulted from a rededication of resources to custom contract work, and the appointment of a new director of Consulting Services, in its US operations. The Company expects to continue its emphasis on increasing its service revenues in the current fiscal year.

International revenues represented 71% or $2.0 million and 64% or $1.9 million of total revenues in the first quarter of fiscal 2000 and 2001, respectively. The decrease in international revenues as a percentage of total revenues between periods was primarily due to the increase in overall revenues from Microware's North American region. While revenues from the Company's operations in Japan and Germany increased slightly, these were offset by decreased revenues from the other areas of European operations. The Company expects international sales to continue to represent a significant portion of its revenues, although the percentage may fluctuate significantly from period to period. In Europe and Japan, revenues and expenses are primarily denominated in local currencies. The Company's operating and pricing strategies take into account changes in exchange rates over time. However, the Company's results of operations may be significantly affected by fluctuations in foreign currency exchange rates, particularly in the short-term.

COST OF REVENUES

Cost of product revenues includes direct and indirect costs for production quality, as well as those costs related to the packaging, shipping and delivery of the product to the customer. Cost of product revenues also includes direct third party costs, which is comprised of product purchases and/or royalty expense, and amortization expense of purchased and capitalized software. Cost of service revenues includes direct and indirect costs for technical phone support, training and education, and custom engineering.

Cost of revenues increased 8% or $69,000 from $880,000 in the first quarter of fiscal 2000 to $949,000 in the first quarter of fiscal 2001. As a percentage of product revenues, cost of product revenues increased from 25% in the first quarter of fiscal 2000 to 27% in the first quarter of fiscal 2001, primarily as a result of increased third party product costs. As a percentage of service revenues, cost of service revenues decreased from 67% in the first quarter of fiscal 2000 to 51% in the first quarter of fiscal 2001. The percentage decrease resulted from a significant increase in service revenue for the first quarter of fiscal 2001.

RESEARCH AND DEVELOPMENT

Research and development expense includes expenses associated with the development of new products and the enhancements of existing products, and consists primarily of employee salaries and related expenses. Research and development expense decreased 11% or $172,000 from $1.5 million in the first quarter of fiscal 2000 to $1.3 million in the first quarter of fiscal 2001. The reduction in research and development expense between periods is a primary result of fewer engineers employed by Microware. Microware has made substantial investments in product development and believes its future success will depend in large part on its ability to enhance its existing products, to develop new products and to maintain technological competitiveness. Consequently, Microware anticipates that it will continue to commit substantial resources to product development in the future.

                                      11 of 18

SALES AND MARKETING

Sales and marketing expense consists primarily of sales and marketing personnel related costs, including sales commissions. Sales and marketing expense also includes costs of advertising, public relations and attendance at industry trade shows. Sales and marketing expense decreased 6% or $127,000 from $2.3 million in the first quarter of fiscal 2000 to $2.2 million in the first quarter of fiscal 2001. The reduction in expenditure between periods is primarily due to a reduction in sales and marketing personnel. While Microware continues investing strategically in sales and marketing, the Company is currently experiencing increased operating efficiencies in these areas. Expenses have been reduced by using internal instead of external resources, in addition to using certain technologies, such as the Company's web site, in its sales and marketing strategy. The Company expects to continue this emphasis for the remainder of fiscal 2001 to expand its customer base and to market its products.

GENERAL AND ADMINISTRATIVE EXPENSE

General and administrative expenses consist primarily of personnel related costs for administration, finance, human resources and facilities management, as well as legal, auditing and certain recruiting and relocation expenses. General and administrative expenses increased 5% or $34,000 from $741,000 to $775,000 in the first quarters of fiscal 2000 and 2001, respectively. The increase in general and administrative expenses between periods is attributable to professional and legal fees related to the issuance of the Series I Preferred Stock as described in Item 2 of Part II below (the "Preferred Stock transaction"), and expenses related to the recruiting and hiring of the President of the Company's subsidiary in Japan.

OTHER INCOME (EXPENSE)

Other income (expense) changed from ($147,000) to ($439,000) in the first quarters of fiscal 2000 and 2001, respectively. The change between periods is primarily attributable to losses on foreign currency transactions.

LIQUIDITY AND CAPITAL RESOURCES

Microware has historically funded its operations primarily through cash flows from operations, the sale of common stock and, to a lesser extent, long-term debt. At June 30, 2000, Microware had approximately $3.2 million in working capital and $4.5 million in cash and short-term investments as compared to $1.5 million in working capital and $2.0 million in cash and short-term investments at March 31, 2000. The increase in working capital and cash and short-term investments resulted principally from the Preferred Stock transaction during the first quarter of fiscal 2001.

Net cash used in operating activities in the first three months of fiscal 2000 and 2001 totaled $1.2 million and $1.1 million, respectively. The net loss of $2.8 million, partially offset by a decrease in trade receivables of $1.1 million, was the primary reason for the cash used in operations in the first three months of fiscal 2000. The net loss of $2.7 million, offset by the collections of trade receivables of $900,000 was the reason for the cash used in operations in the same period of fiscal year 2001.

Net cash provided by investing activities in the first three months of fiscal 2000 totaled $884,000, which resulted from net maturities of short-term investments and were partially offset by capital expenditures. Net cash used in investing activities for the first three months of fiscal year 2001 was for capital expenditures.

Net cash (used in) provided by financing activities in the first three months of fiscal 2000 and 2001 totaled $(251,000) and $3.5 million, respectively. Cash used for financing activities during the first quarter of fiscal 2000 stemmed primarily from the retirement of a note payable to a bank associated with Microware's Japanese subsidiary amounting to approximately $250,000. Cash provided by financing in the same period of fiscal year 2001 is attributable to the Preferred Stock transaction.

                                      12 of 18

As of June 30, 2000, Microware had approximately $6.8 million of long-term debt, including current portion outstanding relating to its headquarters building. Monthly payments are $49,000, including interest at 7.46%, with the unpaid balance due January 1, 2008. In accordance with the loan agreement, Microware has provided the lender an irrevocable standby letter of credit in the amount of $786,000. In order to obtain the irrevocable standby letter of credit, Microware has pledged a $786,000 U.S. Treasury note as collateral.

Management believes current working capital and its $1.0 million bank line of credit will be adequate to meet Microware's future working capital, new product development and capital expenditure needs at least through the end of fiscal 2001.

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

                                      13 of 18

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

In addition to the other risk factors contained herein and within other filings with the Securities and Exchange Commission, Microware believes the following additional risk factors should be taken into consideration in evaluating its business:

HISTORY OF OPERATING LOSSES; VARIABILITY OF QUARTERLY OPERATING RESULTS

Microware has experienced significant operating losses for the past four fiscal years. While the Company has taken a number of measures to increase its revenues, decrease its operating expenses, and attain profitability, there can be no assurance that these measures will succeed or that the Company will become profitable. Furthermore, the Company's revenues and operating results have varied substantially from quarter to quarter, remain difficult to forecast due to the nature of the embedded systems market and the Company's business, and should not be relied upon as an indication of future performance.

MARKET RISKS

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

                                      14 of 18

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

COMPETITION

The Company has attracted substantial competition in its targeted markets. Many of the Company's traditional competitors have grown substantially as a result of successful exploitation of growth in the embedded systems market and through mergers and acquisitions, and in some cases have expanded their businesses in a manner which competes more directly with the Company. Microsoft has devoted substantial resources to the development of its Windows CE product, which is attempting to capture a significant market share in the handheld computer market and other segments of the embedded market. Sun Microsystems, Inc. offers an embedded operating system product called JavaOS, which it markets together with its Java technology. There can be no assurance the Company will be able to successfully attain new market share or even maintain its existing market share in this increasingly competitive market. As a result of consolidation and other transactions involving competitors and other companies in the Company's markets, the Company occasionally reviews potential transactions relating to its business, products and technologies. Such transactions could include mergers, acquisitions, strategic alliances, joint ventures, licensing agreements, co-promotion agreements or other types of transactions. The Company may choose to enter into such transactions at any time, and such transactions could have a material effect on the Company, its business or operations.

ATTRACTIONS AND RETENTION OF QUALIFIED PERSONNEL

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

INTERNATIONAL OPERATIONS

In the past four fiscal years, the Company derived at least 50% of its total revenue from sales outside North America, and this trend is anticipated to continue in the future. This dependence on international operations subjects the Company to certain risks, including tariffs and other barriers, difficulty in staffing and managing foreign subsidiary operations, difficulty in managing distributors and resellers, difficulty in accounts receivable collection, foreign currency exposure and adverse tax consequences. The Company is also subject to the risks associated with the imposition of protective import or export legislation and regulations by the United States or other countries. The Company cannot predict whether quotas, duties, taxes or other charges or restrictions will be implemented on the Company's products in the future. There can be no assurance that these factors or the adoption of restrictive policies will not have a material adverse effect on the Company's business, financial condition and results of operations.

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

                                      15 of 18

ISSUANCE OF PREFERRED STOCK, OPTIONS AND WARRANTS

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



                                      16 of 18

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

INTEREST RATE SENSITIVITY

Microware's exposure to market risk associated with changes in interest rates relates primarily to debt obligations as all financial assets are short term in nature. Microware is exposed to changes in fair value of its long-term debt, which carries a fixed interest rate. At June 30, 2000, Microware had total long-term debt of $6,800,000.

FOREIGN CURRENCY RISK

Microware transacts business in various foreign currencies, primarily Japanese yen and certain European currencies, as discussed within this Form 10-Q as well as the Annual Report on Form 10-K, and accordingly is exposed to fluctuations in foreign currency markets. The Company does not enter into foreign currency hedging transactions.

PART II - OTHER INFORMATION

ITEM 2  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         (c) On April 19, 2000 the Company entered into a Securities Purchase Agreement (the "Agreement") with Elliott Associates, L.P. ("Elliott") and Westgate International, L.P. ("Westgate") pursuant to which Elliott and Westgate purchased a total of 3,500 shares of Series I Cumulative Convertible Preferred Stock of the Company for gross proceeds of $3,500,000. Additionally, pursuant to the Agreement, Elliott and Westgate currently hold two separate warrants to purchase an additional 87,500 common shares in aggregate of stock of the Company at an exercise price of $5.3116 per share, and options to purchase an additional 618,595 shares in aggregate of common stock at an exercise price of $4.8497 per share. The Series I Preferred Stock is convertible into common stock at a conversion price of the lower of (a) $4.8497 or (b) the average of the two lowest closing bid prices of the common stock, as recorded on Nasdaq, during the fifteen trading days prior to the conversion date. The warrants are exercisable at any time, and expire on April 19, 2005. The options are exercisable at any time and expire on August 4, 2001 (one year from the date the Registration Statement registering such common shares was declared effective by the SEC). The sale of the Series I Preferred Stock was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

                  On June 14, 2000 Elliott and Westgate converted a total of 1,578 shares of Series I Preferred Stock to 668,556 common shares in aggregate, at a conversion price of $2.375 per common share.

                  For more information, refer to the Company's Current Report filed on Form 8-K with the Securities and Exchange Commission on May 4, 2000.

ITEM 5.  OTHER INFORMATION.

         (a) Subsequent to the end of the fiscal quarter ended June 30, 2000, Microware has named Beth E. Law, Microware's Controller and Chief Accounting Officer, as Treasurer.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a.)     Exhibit 27 - Financial Data Schedule (EDGAR version only).

         (b.)     Reports on Form 8-K

                  The Company filed a current report on Form 8-K on May 4, 2000 to report under Item 5 the private placement of 3,500 shares of Series I Preferred Stock.

         No other items.

                                      17 of 18

SIGNATURE

Pursuant to the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

                          MICROWARE SYSTEMS CORPORATION

             Date: August 14, 2000        /s/ George E. Leonard
                                          ---------------------
                                          George E. Leonard
                                          Executive Vice President,
                                          Chief Financial Officer, Chief
                                          Operating Officer And Secretary
                                          (Principal Financial Officer)

             Date: August 14, 2000        /s/ Beth E. Law
                                          ---------------
                                          Beth E. Law
                                          Chief Accounting Officer,
                                          Controller, Treasurer
                                          And Assistant Secretary
                                          (Principal Accounting Officer)




                                      18 of 18