Form 10-Q
period 2000-09-30
MICROWARE SYSTEMS CORP
filed 2000-11-14
CIK 1003383

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the quarterly period ended September 30, 2000, or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the transition period from ____ to ____.



                         COMMISSION FILE NUMBER: 0-27988


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

      COMMON STOCK: 16,745,082 SHARES OUTSTANDING AS OF SEPTEMBER 30, 2000







                                     1 of 21

                          MICROWARE SYSTEMS CORPORATION
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2000



INDEX

PART I - FINANCIAL INFORMATION

         ITEM 1.   Financial statements

                   Consolidated Statements of Operations for the six month periods ended September 30, 2000 and 1999.

                   Consolidated Balance Sheets as of September 30, 2000 and March 31, 2000.

                   Consolidated Statements of Cash Flows for the six month periods ended September 30, 2000 and 1999.

                   Notes to Consolidated Financial Statements

         ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk

PART II - OTHER INFORMATION

         ITEM 2.   Changes in Securities and Use of Proceeds

         ITEM 4.   Submission of Matters to a Vote of Security Holders

         ITEM 6.   Exhibits and Reports on Form 8-K

SIGNATURES





                                       2 of 21

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

The results for the quarter ended September 30, 2000 are not necessarily indicative of the results to be expected for the entire year.





                                     3 of 21

                         MICROWARE SYSTEMS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                   ($ in thousands, except per share amounts)

                                                               THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                 SEPTEMBER 30,                    SEPTEMBER 30,
                                                           ---------------------------      ---------------------------
                                                               2000          1999               2000          1999
                                                           ------------- -------------      ------------- -------------
REVENUES:
     Product                                                 $  2,633      $  2,595           $  5,077      $  4,975
     Services                                                     688         1,065              1,255         1,502
                                                            -----------  ----------        -----------     ---------
                                                                3,321         3,660             6,332         6,477
                                                            -----------  ----------        -----------     ---------
COST OF REVENUES:
     Product                                                      204           479                862         1,067
     Services                                                     295           406                586           698
                                                           -----------   -----------        -----------   ----------
                                                                  499           885              1,448         1,765
                                                           -----------   -----------         ----------    ---------

         GROSS PROFIT                                           2,822         2,775              4,884         4,712

OPERATING EXPENSES:
     Research and development                                   1,306         1,500              2,652         3,018
     Sales and marketing                                        2,332         2,621              4,488         4,904
     General and administrative                                   735           800              1,510         1,541
                                                           -----------   -----------         -----------   ---------
         TOTAL OPERATING EXPENSES                               4,373         4,921              8,650         9,463
                                                            ----------    ----------         ----------    ---------
         OPERATING LOSS                                        (1,551)       (2,146)            (3,766)       (4,751)
                                                            ----------    ----------         ----------    ----------

OTHER INCOME (EXPENSE):
     Foreign currency (loss) gain, net                            (50)          338               (383)          253
     Interest income                                               38            54                 85           122
     Interest expense                                            (132)         (129)              (284)         (259)
                                                           -----------   -----------        -----------   -----------
                                                                 (144)          263               (582)          116
                                                           -----------   -----------        -----------   -----------

           LOSS BEFORE INCOME TAX EXPENSE                      (1,695)       (1,883)            (4,348)       (4,635)
Income tax expense                                                 37            13                 44            90
                                                           ------------  ------------       -----------   -----------
           NET LOSS                                          $ (1,732)     $ (1,896)          $ (4,392)     $ (4,725)
                                                             =========     =========          =========     =========

Loss per share                                               $  (0.11)     $  (0.13)         $   (0.28)    $   (0.32)
                                                            ==========    ==========         ==========    ==========

Shares used in per share calculation - basic                   16,169        14,948             15,790        14,943
                                                            ==========    ==========         ==========    =========

Diluted loss per share                                      $   (0.11)     $  (0.13)        $    (0.28)   $    (0.32)
                                                            ==========    ==========        ===========   ===========

Shares used in per share calculation - diluted                 16,169        14,948             15,790        14,943
                                                            ==========    ==========        ===========   ===========

See accompanying notes to consolidated financial statements.




                                     4 of 21

                          MICROWARE SYSTEMS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                   ($ in thousands, except per share amounts)

                                ASSETS                                     SEPTEMBER 30,
                                                                               2000                 MARCH 31,
                                                                            (UNAUDITED)               2000
                                                                        ------------------     ----------------
CURRENT ASSETS:
        Cash and cash equivalents                                           $   2,126              $   1,184
        Short-term investments                                                    786                    783
        Trade receivables, net of allowance for doubtful
            accounts of $411 and $434, respectively                             2,653                  2,935
        Income taxes receivable                                                    78                     78
        Inventories                                                                77                     77
        Prepaid expenses and other current assets                                 425                    413
                                                                        ------------------     ----------------
             TOTAL CURRENT ASSETS                                               6,145                  5,470

PROPERTY AND EQUIPMENT:
        Land and improvements                                                   2,004                  2,004
        Building                                                                8,426                  8,426
        Furniture, fixtures & equipment                                         3,515                  3,637
        Research and development equipment                                      2,715                  2,677
        Leasehold improvements                                                    130                    120
                                                                        ------------------     ----------------
                                                                               16,790                 16,864
        Accumulated depreciation and amortization                               6,075                  5,514
                                                                        ------------------     ----------------
             NET PROPERTY AND EQUIPMENT                                        10,715                 11,350

OTHER ASSETS:
        Intangible assets, net of amortization                                    140                    753
        Deposits and other                                                        904                    637
                                                                        ------------------     ----------------
             TOTAL OTHER ASSETS                                                 1,044                  1,390
                                                                        ------------------     ----------------
                                                                            $  17,904              $  18,210
                                                                        ==================     ================

See accompanying notes to consolidated financial statements.




                                     5 of 21

                          MICROWARE SYSTEMS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (Continued)

                             LIABILITIES                                 SEPTEMBER 30,
                                                                             2000                  MARCH 31,
                                                                          (UNAUDITED)                2000
                                                                        ----------------      ----------------

CURRENT LIABILITIES:
        Current portion of long-term debt                                   $      71             $      77
        Accounts payable                                                          894                   756
        Accrued expenses                                                        2,224                 2,061
        Deferred revenues                                                         814                   865
        Income taxes payable                                                      306                   202
                                                                        ----------------      ----------------
             TOTAL CURRENT LIABILITIES                                          4,309                 3,961
Long-term debt, less current installments                                       6,780                 6,770
Deferred income taxes                                                               6                     -
                                                                        ----------------      ----------------
             TOTAL LIABILITIES                                                 11,095                10,731
                                                                        ----------------      ----------------


                     PREFERRED STOCK, REDEEMABLE
Series I preferred  stock, no par value; 500,000 shares
     authorized; none issued or outstanding                                       708                     -
                                                                        ----------------      ----------------
                 TOTAL PREFERRED STOCK, REDEEMABLE                                708                     -
                                                                        ----------------      ----------------

                         SHAREHOLDERS' EQUITY
Common stock, voting, no par value;
     50,000,000 shares authorized; 16,970,182 and
     15,154,992 shares issued; 16,745,082 and
     14,929,892 shares outstanding                                             41,780                37,492
Accumulated deficit                                                           (34,318)              (28,434)
Accumulated other comprehensive loss                                             (584)                 (802)
                                                                        ----------------      ----------------
                                                                                6,878                 8,256
Less cost of common shares acquired for the treasury,
     225,100 and 225,100 shares                                                   777                   777
                                                                        ----------------      ----------------
              TOTAL SHAREHOLDERS' EQUITY                                        6,101                 7,479
                                                                        ----------------      ----------------
                                                                            $  17,904             $  18,210
                                                                        ================      ================

See accompanying notes to consolidated financial statements.




                                     6 of 21

                          MICROWARE SYSTEMS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                            SIX MONTHS ENDED SEPTEMBER 30,
                                                                        --------------------------------------
                                                                             2000                  1999
                                                                        ----------------      ----------------
                                                                                  ($ in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                               $ (4,392)             $ (4,725)
         Adjustments to reconcile net loss to net cash used in
           operating activities:
                Depreciation and amortization                                  1,260                 1,444
                Gain on sale of assets                                             3                    11
                Deferred income taxes                                              6                    45
         Change in assets and liabilities:
           Trade receivables, net                                                282                   949
           Inventories                                                             1                    21
           Other current assets                                                  (13)                  (29)
           Income taxes receivable                                                 -                     3
           Other assets                                                         (268)                 (245)
           Accounts payable                                                      141                   179
           Accrued expenses                                                      150                    79
           Deferred revenues                                                     (51)                   44
           Income taxes payable                                                  104                    80
                                                                        ----------------      ----------------
     NET CASH USED IN OPERATING ACTIVITIES                                    (2,777)               (2,144)
                                                                        ----------------      ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Capital expenditures                                                    (32)                 (146)
         Purchase of short-term investments                                        -                (5,025)
         Maturities of short-term investments                                      -                 7,000
                                                                        ----------------      ----------------
     NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                         (32)                1,829
                                                                        ----------------      ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments on notes payable to banks and long-term debt
                                                                                 (33)                 (295)
     Proceeds from issuance of preferred stock                                 3,500                     -
     Proceeds from issuance of common stock                                       16                    21
                                                                        ----------------      ----------------
     NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                       3,484                  (274)
                                                                        ----------------      ----------------

Effect of foreign currency exchange rate changes on cash                         267                   (71)
                                                                        ----------------      ----------------
   Net increase (decrease) in cash and cash equivalents                          942                  (660)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                               1,184                 2,840
                                                                        ----------------      ----------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                  $  2,126              $  2,180
                                                                        ================      ================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid for interest                                                 $    284              $    258
                                                                        ================      ================
     Cash paid for taxes                                                    $     44              $      9
                                                                        ================      ================

See accompanying notes to consolidated financial statements.




                                     7 of 21

                          MICROWARE SYSTEMS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In accordance with the rules and regulations of the Securities and Exchange Commission, the preceding unaudited financial statements omit or condense certain information and footnote disclosure normally required for complete financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (which include reclassifications and normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2000 and for all periods presented, have been made. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended March 31, 2000 included in Microware's Annual Report on Form 10-K, as amended.

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

At September 30, 2000, net loss used in computing basic loss per share and diluted loss per share was $(4,405,000). This is calculated by subtracting dividends declared on preferred shares of $13,000 from the net loss for the six months ended September 30, 2000 of $(4,392,000).



                                     8 of 21

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

Comprehensive loss for the three and six months ended September 30, 2000 and 1999 is as follows:

                                                 Three Months Ended            Six Months Ended
                                                   September 30,                 September 30,
                                              -------------------------    --------------------------
                                                 2000         1999            2000          1999
                                                 ----         ----            ----          ----
  Net loss                                      $(1,732)    $(1,896)        $(4,392)     $(4,725)
  Foreign currency translation adjustment           (38)       (196)            218         (200)
                                               ---------   ----------      ---------     --------
  Total comprehensive loss                      $(1,770)    $(2,092)        $(4,174)     $(4,925)
                                               =========   ==========      =========     ========

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

On June 14, 2000 Elliott Associates, L.P. and Westgate International, L.P. converted a total of 1,578 shares of Series I Preferred Stock plus cumulative dividends accrued at that date, to 668,556 common shares in aggregate, at a conversion price of $2.375 per common share. On September 8, 2000 Elliott Associates, L.P. and Westgate International, L.P. converted a total of 1,000 shares of Series I Common Stock plus cumulative dividends accrued at that date, to 706,628 common shares in aggregate, at a conversion price of $1.4375 per common share. Additionally, on September 14, 2000 Elliott Associates, L.P. and Westgate International, L.P.converted a total of 214 shares of Series I Common Stock plus cumulative dividends accrued at that date, to 151,318 common shares in aggregate, at a conversion price of $1.4375 per common share.



                                     9 of 21

The holders of the Preferred Shares are entitled to receive cumulative dividends at the per share rate of four percent (4%) of each Preferred Share, per annum accruing daily. At September 30, 2000 total cumulative dividends accrued on the Preferred Shares equaled $12,901 in aggregate or $18.22 per outstanding preferred share. This amount is net of $29,116 of accrued dividends utilized in the Preferred Stock conversions completed as of September 30, 2000.

In accordance with EITF Issue No. 98-5, preferred stock sales proceeds of $1,312,500 were allocated to additional paid in capital for the preferred stock beneficial conversion feature using the intrinsic value method. Since the preferred stock was convertible on the date of issuance, the $1,312,500 preferred stock discount was fully amortized through retained earnings as a return to preferred shareholders upon issuance of the preferred stock. Additionally, $166,987 of the preferred stock sales proceeds were allocated to additional paid in capital for the value of the options and warrants. This amount was calculated using the fair value method of APB Opinion 14. Since the options and warrants were exercisable on the date of issuance, the $166,987 option and warrant discount was fully amortized through retained earnings as a return to preferred shareholders upon issuance of the preferred stock.



                                    10 of 21

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




                                    11 of 21

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

RESULTS OF OPERATIONS

SECOND QUARTER OF FISCAL 2001 COMPARED TO THE SECOND QUARTER OF FISCAL 2000

REVENUES

Total revenues decreased 9% or $339,000 from $3.7 million in the second quarter of fiscal 2000 to $3.3 million in the second quarter of fiscal 2001. Product revenues increased 1% or $38,000 from $2.59 million in the second quarter of fiscal 2000 to $2.63 million in the second quarter of fiscal 2001. The increase in product revenues between periods resulted primarily from a slight increase in distribution royalties. Services revenues decreased 35% or $377,000 from $1.1 million in the second quarter of fiscal 2000 to $688,000 in the second quarter of fiscal 2001. The decrease in service revenues between periods resulted primarily from a decrease in support fees for the quarter.

International revenues represented 57% or $2.4 million and 78% or $2.6 million of total revenues in the second quarter of fiscal 2000 and 2001, respectively. The increase in international revenues, as a percentage of total sales, resulted primarily from an overall decrease in North American revenues in the second quarter of fiscal 2001. The Company expects international sales to continue to represent a significant portion of its revenues, although the percentage may fluctuate significantly from period to period. In Europe and Japan, revenues and expenses are primarily denominated in local currencies. The Company's operating and pricing strategies take into account changes in exchange rates over time, however, the Company's results of operations may be significantly affected in the short-term by fluctuations in foreign currency exchange rates.

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

Cost of revenues decreased 44% or $386,000 from $885,000 in the second quarter of fiscal 2000 to $499,000 in the second quarter of fiscal 2001. Cost of product revenue decreased 57% or $275,000 from $479,000 to $204,000 in the second quarters of fiscal 2000 and fiscal 2001, respectively. As a percentage of product revenues, the cost of product revenues was 19% and 8% for the second quarters of fiscal 2000 and 2001, respectively. The decrease in cost of product revenue as well as the increase in cost of product revenue as a percentage of product revenues was principally due to a reduction in the amortization of intangible assets between periods. Cost of services revenues decreased 27% or $111,000 from the second quarter of fiscal 2000 to the second quarter of fiscal 2001, and increased as a percentage of services revenues from 38% in the second quarter of fiscal 2000 to 42% in the second quarter of fiscal 2001. The reduction in costs resulted from fewer engineers providing support and custom engineering.




                                    12 of 21

RESEARCH AND DEVELOPMENT

Research and development expense includes expenses associated with the development of new products and the enhancements of existing products, and consists primarily of employee salaries and related expenses. Research and development expense decreased 13% or $194,000 from $1.5 million in the second quarter of fiscal 2000 to $1.3 million in the second quarter of fiscal 2001. Research and development expense decreased as a result of reductions in engineering staff and software maintenance expense as well as minimization of the use of outside consultants. Microware has made substantial investments in product development and believes its future success will depend in large part on its ability to enhance its existing products, to develop new products and to maintain technological competitiveness. Consequently, Microware anticipates that it will continue to commit substantial resources to product development in the future.

SALES AND MARKETING

Sales and Marketing expense consists primarily of sales and marketing personnel related costs, including sales commissions. Sales and marketing expense also includes costs of advertising, public relations and attendance at industry trade shows. Sales and marketing expense decreased 11% or $289,000 from $2.6 million in the second quarter of fiscal 2000 to $2.3 million in the second quarter of fiscal 2001. The reduction in sales and marketing expense between periods primarily resulted from reduced commission expense due to decreased sales, as well as a reduction in sales personnel. Additionally, cost cutting measures were implemented relating to trade show expenses, which resulted in substantially reduced expenditures in the marketing area, for the quarter. Microware continues to work towards developing a small, focused and efficient sales and marketing team. Microware expects to continue investing strategically in sales and marketing over the remainder of fiscal 2001 to expand its customer base and to market its products.

GENERAL AND ADMINISTRATIVE EXPENSE

General and administrative expenses consist primarily of personnel related costs for administration, finance, human resources and facilities management, as well as legal, auditing and certain recruiting and relocation expenses. General and administrative expenses decreased 8% or $65,000 from $800,000 to $735,000 in the second quarters of fiscal 2000 and 2001, respectively. The decrease in the second quarter of fiscal 2001 resulted from the absence of severance costs that were present during the second quarter of fiscal 2000. This decrease was partially offset by increased professional and legal fees related to the required registration of common stock pursuant to the terms of the private placement of preferred stock.

OTHER INCOME (EXPENSE)

Other income (expense) changed from other income of $263,000 to other (expense) of ($144,000) in the second quarters of fiscal 2000 and 2001, respectively. Overall, the change is attributable to a foreign exchange loss resulting primarily from the volatility of foreign currencies against the U.S. Dollar.

SIX MONTHS YEAR-TO-DATE OF FISCAL 2001 COMPARED TO SIX MONTHS YEAR-TO-DATE OF FISCAL 2000

REVENUES

Total revenues decreased 2% or $145,000 from $6.5 million for the six-month period ended September 30, 1999 to $6.3 million for the six-month period ended September 30, 2000. Product revenues increased 2% or $102,000 from $5.0 million for the six-month period ended September 30, 1999 to $5.1 for the six-month period ended September 30, 2000. The increase in product revenues came primarily from increased sales of initial licenses for the period. Services revenues decreased 16% or $247,000 from $1.5 million for the six-month period ended September 30, 1999 to $1.3 million for the six-month period ended September 30, 2000. The decrease in services revenues in the first six months of fiscal 2001 as compared to the first six months of fiscal 2000 resulted from a significant reduction in support fees, but was offset by an increase in training revenue.




                                    13 of 21

COST OF REVENUES

Total cost of revenues decreased 18% or $317,000 from $1.8 million for the six-month period ended September 30, 1999 to $1.5 million for the six-month period ended September 30, 2000. As a percentage of product revenues, cost of product revenues decreased from 21% for the six-month period ended September 30, 1999 to 17% for the six-month period ended September 30, 2000. This decrease is a result of the slight increase in product revenues between periods coupled with the decreasing intangible amortization expense.

RESEARCH AND DEVELOPMENT

Research and development expense decreased 12% or $366,000 from $3.0 million for the six-month period ended September 30, 1999 to $2.7 million for the six-month period ended September 30, 2000. Research and development expense fell due to reductions in engineering staff and decreased utilization of outside consulting services by the Company between periods.

SALES AND MARKETING

Selling and marketing expense decreased 8% or $416,000 from $4.9 million to $4.5 million in the six months ended September 30, 1999 and 2000, respectively. The reduction in sales and marketing expense between periods resulted mainly from a reduction in sales personnel and decreased commission expense. Microware continues to work towards developing a small, focused and efficient sales and marketing team. While Microware continues to invest substantial time, expense and resources in recruiting and training certain sales personnel, many sales and marketing positions that have been vacated will remain unfilled as the Company works toward a smaller, more efficient organization.

GENERAL AND ADMINISTRATIVE EXPENSE

General and administrative expenses decreased 2% or $31,000 from $1.54 million for the six-month period ended September 30, 1999 to $1.51 million for the six-month period ended September 30, 2000. The decrease between periods resulted primarily from the absence of severance costs that were present during the second quarter of fiscal 2000. This decrease was partially offset by increased professional and legal fees related to the required registration of common stock pursuant to the terms of the private placement of preferred stock.


OTHER INCOME (EXPENSE)

Other income (expense) changed from income of $116,000 for the six-month period ended September 30, 1999 to (expense) of ($582,000) for the six-month period ended September 30, 2000. Overall, the change is attributable to a large swing from a foreign exchange gain to a foreign exchange loss resulting primarily from the volatility of foreign currencies against the U.S. Dollar.




                                    14 of 21

LIQUIDITY AND CAPITAL RESOURCES

Microware has historically funded its operations primarily through cash flows from operations, the sale of common stock and, to a lesser extent, long term debt. At September 30, 2000, Microware had approximately $1.8 million in working capital and $2.9 million in cash and short-term investments as compared to $1.5 million in working capital and $2.0 million in cash and short-term investments at March 31, 2000. The increase in working capital and cash and short-term investments resulted principally from the private placement of preferred stock during the first quarter of fiscal 2001.

Net cash used in operating activities in the first six months of fiscal 2000 and 2001 totaled $2.1 million and $2.7 million, respectively. The net loss of $4.7 million, partially offset by a decrease in trade receivables of $949,000, was the primary reason for the cash used in operations in the first six months of fiscal 2000. The net loss of $4.4 million, partially offset by a decrease in trade receivables of $282,000, was the primary reason for the cash used in operations in the first six months of fiscal 2001.

Net cash provided by (used in) investing activities in the first six months of fiscal 2000 and 2001 totaled $1.8 million and ($32,000), respectively. Cash provided by investing activities during the first two quarters of fiscal 2000 resulted from net maturities of short-term investments and were partially offset by capital expenditures. Cash used in investing activities for the first six months of fiscal 2001 was a result of capital expenditures.

Net cash (used in) provided by financing activities in the first six months of fiscal 2000 and 2001 totaled ($274,000) and $3.5 million, respectively. Cash used for financing activities during the first six months of fiscal 2000 stemmed from the retirement of a note payable to a bank associated with Microware's Japanese subsidiary amounting to approximately $250,000. Cash provided by financing activities for the first two quarters of fiscal 2001 came primarily from the proceeds of the issuance of preferred stock.

As of September 30, 2000, Microware had approximately $6.9 million of long-term debt, including current portion, outstanding relating to its headquarters building. Monthly payments are $49,000, including interest at 7.46%, with the unpaid balance due January 1, 2008. In accordance with the loan agreement, Microware has provided the lender an irrevocable standby letter of credit in the amount of $786,000. In order to obtain the irrevocable standby letter of credit, Microware has pledged a $786,000 U.S. Treasury note, included in short-term investments, as collateral.

Management is reviewing financing transactions and other alternatives to ensure liquidity needs, and Microware's ability to fund working capital and other liquidity needs is dependent upon improved future operating performance as well as the availability of funding sources.

Management does not believe that inflation has historically had a material effect on Microware's results of operations.

Many of Microware's international contracts are denominated in local currencies, and an increase in the relative value of the dollar against such currencies would lead to a reduction in Microware revenues. Microware attempts to minimize its foreign currency exposure by attempting to keep intercompany balances current and minimizing assets in any one currency denomination. However, due to recent losses, intercompany balances have increased and are not specifically hedged. There can be no assurance that Microware's future results of operations will not be adversely affected by currency fluctuations.

                                    15 of 21

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



                                    16 of 21

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

ABILITY TO KEEP PACE WITH COMPETITION AND RAPID TECHNOLOGY CHANGE

The embedded systems markets are highly diverse and devoid of established technology standards. A majority of embedded operating systems and applications are developed in-house by OEMs, and no single processor platform accounts for a majority or even a substantial minority of the embedded systems under development. Moreover, the market is increasingly competitive, with a number of industry-leading companies with substantially greater financial and technical resources than Microware devoting substantial resources to the development of significant market share in the embedded systems business. While the Company tries to support the industry-leading 32-bit microprocessors, which it believes represent the best market opportunities, and to offer the best possible array of incremental software functionalities, there can be no assurance that the Company's current products will meet the demands of the market in an environment of increasing competition and rapid technology change.

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





                                    17 of 21

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



                                     18 of 21

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

INTEREST RATE SENSITIVITY

Microware's exposure to market risk associated with changes in interest rates relates primarily to debt obligations as all financial assets are short term in nature. Microware is exposed to changes in fair value of its long-term debt, which carries a fixed interest rate. At September 30, 2000, Microware had total long-term debt of $6,851,000.

FOREIGN CURRENCY RISK

Microware transacts business in various foreign currencies, primarily Japanese yen and certain European currencies, as discussed within this Form 10-Q as well as the Annual Report on Form 10-K, and accordingly is exposed to fluctuations in foreign currency markets. The Company does not enter into foreign currency hedging transactions.



                                    19 of 21

PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITITES AND USE OF PROCEEDS

     (c) As disclosed in the Company's Current Report on Form 8-K dated May 4, 2000, the Company entered into a Securities Purchase Agreement with Elliott Associates, L.P. ("Elliott") and Westgate International, L.P. ("Westgate") pursuant to which Elliott and Westgate purcahsed a total of 3,500 shares of Series I Cumulative Convertible Preferred Stock of the Company, two separate warrants to purchase an additional 87,5000 common shares in aggregate, and options to purchase an additional 618,595 shares in aggregate of common stock. The sale of the Series I Preferred Stock was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

            On September 8, 2000 Elliott and Westgate converted a total of 1,000 shares of Series I Common Stock plus cumulative dividends accrued at that date, to 706,628 common shares in aggregate, at a conversion price of $1.4375 per common share. Additionally, on September 14, 2000 Elliott and Westgate converted a total of 214 shares of Series I Common Stock plus cumulative dividends accrued at that date, to 151,318 common shares in aggregate, at a conversion price of $1.4375 per common share.

            For more information, refer to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 4, 2000 and the Company's Quarterly Report filed on Form 10-Q for the quarter ended June 30, 2000 with the Securities and Exchange Commission on August 14, 2000.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Annual Meeting of Shareholders of the Company was held on September 12, 2000. More than 91 percent of the holders of the Company's Common Stock were represented at the meeting. Three issues were presented for consideration at the meeting and were approved by the shareholders: 1) the election of two Class II Directors to hold office until the 2003 Annual Meeting; 2) the proposal to amend the Microware Systems Corporation 1995 Stock Option Plan to increase the number of shares available for grant by 600,000 shares; and 3) the ratification of the selection of KPMG LLP as independent public accountants of the Company for the fiscal year ending March 31, 2001. The results were as follows:

                                                     FOR             AGAINST    WITHHOLD    ABSTAIN

  1.  ELECTION OF DIRECTORS:
       George E. Leonard                             13,963,883                 592,787
       Robert A. Peiser                              13,947,953                 608,717

  2.  PROPOSAL TO AMEND THE COMPANY'S 1995
  STOCK OPTION PLANT                                 13,701,283      804,957                 50,430

  3.  PROPOSAL TO RATIFY THE SELECTION OF
  KPMG LLP AS INDEPENDENT PUBLIC ACCOUNTANTS         14,470,470       57,920                 28,280





                                      20 of 21

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

      (a.)  Exhibits
            27   Financial Data Schedule (EDGAR version only).

      (b.)  Reports on Form 8-K
                   None.

      No other items.

SIGNATURE

Pursuant to the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

                          MICROWARE SYSTEMS CORPORATION

                  Date: November 14, 2000            /s/ George E. Leonard
                                                     ---------------------
                                                     George E. Leonard
                                                     Executive Vice President,
                                                     Chief Operating Officer,
                                                     Chief Financial Officer
                                                     and Secretary


                  Date: November 14, 2000            /s/ Beth E. Law
                                                     ---------------
                                                     Beth E. Law
                                                     Chief Accounting Officer,
                                                     Controller, Treasurer
                                                     and Assistant Secretary



                                      21 of 21