Form 10-Q
period 2000-12-31
MICROWARE SYSTEMS CORP
filed 2001-02-14
CIK 1003383

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2000, or

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

                                   Yes X No __
                                       -

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       COMMON STOCK: 17,703,485 SHARES OUTSTANDING AS OF DECEMBER 31, 2000

                          MICROWARE SYSTEMS CORPORATION
                                    FORM 10-Q
                         QUARTER ENDED DECEMBER 31, 2000



INDEX

PART I - FINANCIAL INFORMATION

         ITEM 1.           Financial statements

                           Consolidated Statements of Operations for the three and nine month periods ended December 31, 2000 and 1999.

                           Consolidated Balance Sheets as of December 31, 2000 and March 31, 2000.

                           Consolidated Statements of Cash Flows for the nine month periods ended December 31, 2000 and 1999.

                           Notes to Consolidated Financial Statements

         ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         ITEM 3.           Quantitative and Qualitative Disclosures About Market
                           Risk

PART II - OTHER INFORMATION

         ITEM 1.           Legal Proceedings

         ITEM 2.           Changes in Securities and Use of Proceeds

         ITEM 6.           Exhibits and Reports on Form 8-K

SIGNATURES

                          MICROWARE SYSTEMS CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying financial information is unaudited but, in the opinion of management, reflects all adjustments (which include only normally recurring adjustments) necessary for a fair presentation of the results for the periods shown. The unaudited consolidated financial statements and analyses should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended March 31, 2000 included in the Annual Report on Form 10-K previously filed with the Securities and Exchange Commission. As discussed in note 6 to the financial statements, the Company intends to amend previously filed Forms 10-Q for the quarters ended June 30, 2000 and September 30, 2000 to revise the loss per share amounts to reflect preferred stock discounts.

The results for the quarter ended December 31, 2000 are not necessarily indicative of the results to be expected for the entire year.

                          MICROWARE SYSTEMS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                   ($ in thousands, except per share amounts)


                                                   THREE MONTHS ENDED      NINE MONTHS ENDED
                                                      DECEMBER 31,            DECEMBER 31,
                                                 --------------------    --------------------
                                                   2000        1999        2000        1999
                                                 --------    --------    --------    --------
REVENUES:
     Product                                     $  3,108    $  2,790    $  8,185    $  7,765
     Services                                       1,065         874       2,320       2,376
                                                 --------    --------    --------    --------
                                                    4,173       3,664      10,505      10,141
                                                 --------    --------    --------    --------
COST OF REVENUES:
     Product                                          180         565       1,041       1,632
     Services                                         268         388         855       1,086
                                                 --------    --------    --------    --------
                                                      448         953       1,896       2,718
                                                 --------    --------    --------    --------

         GROSS PROFIT                               3,725       2,711       8,609       7,423

OPERATING EXPENSES:
     Research and development                       1,081       1,398       3,732       4,416
     Sales and marketing                            2,191       2,337       6,681       7,241
     General and administrative                       661         651       2,170       2,192
                                                 --------    --------    --------    --------
         TOTAL OPERATING EXPENSES                   3,933       4,386      12,583      13,849
                                                 --------    --------    --------    --------

         OPERATING LOSS                              (208)     (1,675)     (3,974)     (6,426)
                                                 --------    --------    --------    --------

OTHER INCOME (EXPENSE):
     Foreign currency gain (loss), net                 13          33        (371)        286
     Interest income                                   19          42         105         164
     Interest expense                                (492)       (128)       (776)       (387)
                                                 --------    --------    --------    --------
                                                     (460)        (53)     (1,042)         63
                                                 --------    --------    --------    --------
           LOSS BEFORE INCOME TAX EXPENSE            (668)     (1,728)     (5,016)     (6,363)
Income tax (benefit) expense                           (1)         54          43         144
                                                 --------    --------    --------    --------
           NET LOSS                              $   (667)   $ (1,782)   $ (5,059)   $ (6,507)

Preferred Dividends                              $     (6)   $   --      $ (1,527)   $   --
                                                 --------    --------    --------    --------

Loss applicable to common stock                  $   (673)   $ (1,782)   $ (6,586)   $ (6,507)
                                                 ========    ========    ========    ========

Loss per share                                   $  (0.04)   $  (0.12)   $  (0.41)   $  (0.44)
                                                 ========    ========    ========    ========

Shares used in per share calculation - basic       17,020      14,985      16,139      14,957
                                                 ========    ========    ========    ========

Diluted loss per share                           $  (0.04)   $  (0.12)   $  (0.41)   $  (0.44)
                                                 ========    ========    ========    ========

Shares used in per share calculation - diluted     17,020      14,985      16,139      14,957
                                                 ========    ========    ========    ========

See accompanying notes to consolidated financial statements.

                          MICROWARE SYSTEMS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                   ($ in thousands, except per share amounts)


                     ASSETS                              DECEMBER 31,
                                                            2000     MARCH 31,
                                                         (UNAUDITED)   2000
                                                         ----------- --------
CURRENT ASSETS:
        Cash and cash equivalents                          $ 1,428   $ 1,184
        Short-term investments                                 786       783
        Trade receivables, net of allowance for doubtful
            accounts of $415 and $434, respectively          3,650     2,935
        Income taxes receivable                                101        78
        Inventories                                             77        77
        Prepaid expenses and other current assets              509       413
                                                           -------   -------
             TOTAL CURRENT ASSETS                            6,551     5,470
                                                           -------   -------

PROPERTY AND EQUIPMENT:
        Land and improvements                                2,004     2,004
        Building                                             8,426     8,426
        Furniture, fixtures & equipment                      3,512     3,637
        Research and development equipment                   2,701     2,677
        Leasehold improvements                                 111       120
                                                           -------   -------
                                                            16,754    16,864
        Accumulated depreciation and amortization            6,308     5,514
                                                           -------   -------
             NET PROPERTY AND EQUIPMENT                     10,446    11,350
                                                           -------   -------

OTHER ASSETS:
        Intangible assets, net of amortization                  88       753
        Deposits and other                                     951       637
                                                           -------   -------
             TOTAL OTHER ASSETS                              1,039     1,390
                                                           -------   -------
                                                           $18,036   $18,210
                                                           =======   =======


See accompanying notes to consolidated financial statements.

                          MICROWARE SYSTEMS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (Continued)


            LIABILITIES                                                          DECEMBER 31,
                                                                                    2000       MARCH 31,
                                                                                 (UNAUDITED)     2000
                                                                                 ------------  --------
CURRENT LIABILITIES:
        Current portion of long-term debt                                                72          77
        Accounts payable                                                                824         756
        Accrued expenses                                                              1,758       2,061
        Deferred revenues                                                               802         865
        Income taxes payable                                                            320         202
                                                                                   --------    --------
             TOTAL CURRENT LIABILITIES                                                3,776       3,961
Long-term debt, less current installments                                             7,695       6,770
Deferred income taxes                                                                     6        --
                                                                                   --------    --------
             TOTAL LIABILITIES                                                       11,477      10,731
                                                                                   --------    --------


                     PREFERRED STOCK, REDEEMABLE
Series I preferred  stock, no par value; 500,000 shares
     authorized; 214 shares outstanding                                                 214        --
                                                                                   --------    --------
                 TOTAL PREFERRED STOCK, REDEEMABLE                                      214        --
                                                                                   --------    --------

                         SHAREHOLDERS' EQUITY
Common stock, voting, no par value; 50,000,000 shares authorized; 17,928,585 and
     15,154,992 shares issued; 17,703,485 and 14,929,892
     shares outstanding                                                              42,698      37,492
Accumulated deficit                                                                 (34,979)    (28,434)
Accumulated other comprehensive loss                                                   (597)       (802)
                                                                                   --------    --------
                                                                                      7,122       8,256
Less cost of common shares acquired for the treasury,
     225,100 and 225,100 shares                                                         777         777
                                                                                   --------    --------
              TOTAL SHAREHOLDERS' EQUITY                                              6,345       7,479
                                                                                   --------    --------
                                                                                   $ 18,036    $ 18,210
                                                                                   ========    ========

See accompanying notes to consolidated financial statements.

                          MICROWARE SYSTEMS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                            NINE MONTHS
                                                                               ENDED
                                                                            DECEMBER 31,
                                                                        -----------------
                                                                         2000      1999
                                                                       -------    -------
                                                                        ($ in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                          $(5,059)   $(6,507)
         Adjustments to reconcile net loss to net cash used in
           operating activities:
                Depreciation and amortization                            1,526      2,163
                Non-cash charge to interest                                363       --
                Gain on sale of assets                                       3         11
                Deferred income taxes                                        6         45
         Change in assets and liabilities:
           Trade receivables, net                                         (716)       783
           Inventories                                                       1         21
           Other current assets                                            (95)       (48)
           Income taxes receivable                                         (23)         3
           Other assets                                                   (314)       144
           Accounts payable                                                 71         (6)
           Accrued expenses                                               (306)       (14)
           Deferred revenues                                               (63)        27
           Income taxes payable                                            118        117
                                                                       -------    -------
     NET CASH USED IN OPERATING ACTIVITIES                              (4,488)    (3,261)
                                                                       -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Capital expenditures                                              (32)      (211)
         Purchase of short-term investments                               --       (5,805)
         Maturities of short-term investments                             --        9,000
                                                                       -------    -------
     NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                   (32)     2,984
                                                                       -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments on notes payable to banks and long-term debt
                                                                           (50)      (322)
     Proceeds from issuance of preferred stock                           3,500        108
     Proceeds from issuance of convertible debenture                     1,000       --
     Proceeds from issuance of common stock                                 16       --
                                                                       -------    -------
      NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                4,466       (214)
                                                                       -------    -------

Effect of foreign currency exchange rate changes on cash                   298       (288)
                                                                       -------    -------
   Net increase (decrease) in cash and cash equivalents                    244       (779)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                         1,184      2,840
                                                                       -------    -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $ 1,428    $ 2,061
                                                                       =======    =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid for interest                                            $   412    $   386
                                                                       =======    =======
     Cash paid for taxes                                               $    52    $    25
                                                                       =======    =======

See accompanying notes to consolidated financial statements

                          MICROWARE SYSTEMS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2000 AND 1999
                                   (Unaudited)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In accordance with the rules and regulations of the Securities and Exchange Commission, the preceding unaudited financial statements omit or condense certain information and footnote disclosure normally required for complete financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (which include reclassifications and normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 2000 and for all periods presented, have been made. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended March 31, 2000 included in Microware's Annual Report on Form 10-K, as amended.

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

3.   COMPUTATION OF LOSS PER SHARE

Basic earnings (loss) per share (EPS) has been computed by dividing earnings
(loss) applicable to common shares by the weighted average number of common shares outstanding during the periods presented. Diluted EPS has been computed by dividing earnings (loss) applicable to common shares by the weighted average and, when dilutive, common equivalent shares outstanding during the periods presented. Dilutive common equivalent shares are calculated using the treasury stock method and consist of common stock issuable upon the exercise of options and warrants or conversion of debt and preferred shares.

4.   COMPREHENSIVE INCOME

Comprehensive income is defined as the change in equity of a company during a period from transactions and other events and circumstances, excluding transactions resulting from investments by owners and distributions to owners. For Microware, the primary difference between net income and comprehensive income results from foreign currency translation adjustments.

Comprehensive loss for the three and nine months ended December 31, 2000 and 1999 is as follows:

                                          Three Months Ended    Nine Months Ended
                                             December 31,          December 31,
                                          ------------------    ------------------
                                            2000      1999       2000        1999
                                          -------    -------    -------    -------
Net loss                                  $  (667)   $(1,782)   $(5,059)   $(6,507)
Foreign currency translation adjustment       (13)       (69)       205       (269)
                                          -------    -------    -------    -------
Total comprehensive loss                  $  (680)   $(1,851)   $(4,854)   $(6,776)
                                          =======    =======    =======    =======

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

The following table sets forth the conversions of Series I Preferred Stock (including cumulative dividends) into common shares exercised by Elliott and Westgate, to date:



                             # OF PREFERRED       CONVERSION      AGGREGATE TOTAL COMMON
    CONVERSION DATE         SHARES CONVERTED         PRICE             SHARES ISSUED
- ----------------------------------------------------------------------------------------
June 14, 2000                     1,578             $2.375                 668,556
- ----------------------------------------------------------------------------------------
September 8, 2000                 1,000             $1.4375                706,628
- ----------------------------------------------------------------------------------------
September 14, 2000                  214             $1.4375                151,318
- ----------------------------------------------------------------------------------------
December 5, 2000                    494             $ .53125               953,644
- ----------------------------------------------------------------------------------------
January 23, 2001                    214             $ .4375                504,306
- ----------------------------------------------------------------------------------------
         Total                    3,500                                  2,984,452
- ----------------------------------------------------------------------------------------


The holders of the Preferred Shares are entitled to receive cumulative dividends at the per share rate of four percent (4%) of each Preferred Share, per annum accruing daily. At December 31, 2000 total cumulative dividends accrued on the Preferred Shares equaled $6,087 in aggregate or $28.44 per outstanding preferred share. This amount is net of $38,221 of accrued dividends utilized in the Preferred Stock conversions completed as of December 31, 2000.

In accordance with EITF Issue No. 98-5, preferred stock sales proceeds of $1,479,487 were allocated to additional paid in capital for the beneficial conversion feature using the intrinsic value method. Since the preferred stock was convertible on the date of issuance, the $1,479,487 preferred stock discount was recognized immediately through accumulated deficit as a return to preferred shareholders upon issuance of the preferred stock. Additionally, $166,987 of the preferred stock sales proceeds were allocated to additional paid in capital for the value of the options and warrants. This amount was calculated using the fair value method of APB Opinion No. 14. In its previously filed Forms 10-Q for the quarters ended June 30, 2000 and September 30, 2000, the Company's calculation of the loss per share did not reflect the effect of this preferred stock discount. The Company intends to amend those filings to revise the loss per share to reflect the preferred stock discount. Accordingly, the calculation of the loss applicable to common stock has been adjusted to include the preferred stock discount

7.       CONVERTIBLE DEBENTURE AND EQUITY LINE OF CREDIT

On November 28, 2000, the Company entered into a Securities Purchase Agreement with Elder Court, LLC. ("Elder Court") pursuant to which Elder Court was issued a $2,000,000, 8% Convertible Debenture (the "Debenture"), due on November 28, 2003. The Debenture is convertible into common shares at an exercise price of the lower of (a) $0.69 per share or (b) 80% of the average market price of the common stock of any three trading days during the twenty trading days prior to conversion. The purchase price for the Debenture is payable in two tranches, of which $1,000,000 was funded at the closing date in November. The remainder is available to be drawn down three days after the effective date of the filed registration statement pertaining to the transaction. Elder Court also received a warrant to purchase 500,000 additional shares of the Company's common stock at a price of $0.50 per share. In connection with the issuance of the Debenture, the Company also issued a warrant to Roth Capital Partners, Inc. to purchase 45,000 shares of common stock at a price of $0.50 per share, and a warrant to Carbon Mesa Partners, LLC, to purchase 5,000 shares of common stock at a price of $0.50 per share. The warrants are exercisable at any time and expire on November 28, 2005.

On January 16, 2001, after the end of the third fiscal quarter, Elder Court converted $280,000 of the principal amount of the Debenture, plus accrued interest at that date, into 808,591 common shares at a price of $0.35 per share.

In accordance with APB. Opinion No. 14, $59,313 of the proceeds from the issuance of the debenture was allocated to the value of the warrants issued. This was calculated using the relative fair market value method as outlined in this opinion.

Additionally, in accordance with EITF Issue No. 98-5, debenture sales proceeds of $363,438 were allocated to additional paid in capital for the beneficial conversion feature using the intrinsic value method. Since the debenture was convertible on the date of issuance, the $363,438 debenture discount was charged to interest expense upon issuance.

In December 2000, the Company entered into a private equity credit agreement with Elder Court. Under the terms of the agreement, the Company has the right to issue and sell to Elder Court up to 23,529,412 shares of its common stock, representing $10 million in aggregate principal. Pursuant to the private equity credit agreement, the Company also issued a warrant to Elder Court to purchase an additional 1,400,000 shares of common stock, a warrant to Roth Capital Partners, Inc. to purchase 126,000 shares of common stock, a warrant to Anthony Soich to purchase 54,000 shares of common stock, and a warrant to Carbon Mesa Partners, LLC to purchase 20,000 shares of common stock. The warrants issued in conjunction with the private equity credit agreement are exercisable at a price of $0.66 per share, and expire on December 15, 2005. The Company is obligated to issue and sell to Elder Court 3,529,412 shares of its common stock representing a minimum $1.5 million draw down of the equity credit agreement. The number of shares of common stock to be issued under the private equity credit agreement, each time the Company exercises its right to sell such shares, is based on the dollar amount requested and the average of the three lowest bid prices for our common stock during the ten trading days prior to the day the Company gives notice that it is exercising its right, less a 15% discount. In addition, for each 10,000 shares of common stock that the Company issues and sells pursuant to the private equity credit agreement, the Company will issue one warrant to Elder Court to purchase an additional 1,000 shares, and one warrant to a placement agent to purchase 100 additional shares of the Company's common stock. These warrants shall bear an exercise price per share of common stock equal to 105% of the market price as of the date of delivery of written notice to Elder Court setting forth the amount the Company intends to draw. These warrants shall be immediately exercisable and shall expire five years from the date of issuance.

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

Microware has historically derived revenues from development licenses and run-time license royalty fees along with sales of related software productivity tools, maintenance support and custom contract engineering work. Custom contract engineering revenues are typically derived from discrete software engineering projects porting the OS-9 operating system along with customized software products to a customer's product. Commonly, license royalty fees follow the completion of these contracts and the successful deployment of the customer's product. For financial reporting purposes, product revenues primarily consist of software licenses and software development tool products, along with license run-time royalty fees earned, including non-refundable prepaid royalties. Services revenues principally consist of revenues from custom contract engineering and maintenance support agreements, consulting services, and training activity.

A key element of Microware's long-term strategy is to develop products that can be embedded into successful, high volume customer products; thereby significantly increasing license run-time royalty fees. Any increase in the percentage of revenues attributable to license run-time royalties will depend on Microware's successful negotiation of license run-time royalties and on the successful commercialization by Microware's customers of the underlying product.

RESULTS OF OPERATIONS

THIRD QUARTER OF FISCAL 2001 COMPARED TO THE THIRD QUARTER OF FISCAL 2000

REVENUES

Total revenues increased 14% or $509,000 from $3.7 million in the third quarter of fiscal 2000 to $4.2 million in the third quarter of fiscal 2001. Product revenues increased 11% or $318,000 from $2.8 million in the third quarter of fiscal 2000 to $3.1 million in the third quarter of fiscal 2001. The increase in product revenues between periods resulted primarily from the release and shipment of a new product line, the IXP1200 Microcode Solutions Library. Services revenues increased 22% or $191,000 from $874,000 in the third quarter of fiscal 2000 to $1.1 million in the third quarter of fiscal 2001. The increase in service revenues between periods resulted primarily from greater consulting service opportunities for the quarter.

International revenues represented 79% or $2.9 million and 56% or $2.3 million of total revenues in the third quarter of fiscal 2000 and 2001, respectively. The decrease in international revenues, as a percentage of total sales, resulted primarily from a strong increase in North American revenues in the third quarter of fiscal 2001. This is partially attributed to the introduction of new products into North American markets, that have as yet to be available in the Company's other markets. The Company expects international sales to continue to represent a significant portion of its revenues, although the percentage may fluctuate significantly from period to period. In Europe and Japan, revenues and expenses are primarily denominated in local currencies. The Company's operating and pricing strategies take into account changes in exchange rates over time, however, the Company's results of operations may be significantly affected in the short-term by fluctuations in foreign currency exchange rates.

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

Cost of revenues decreased 53% or $505,000 from $953,000 in the third quarter of fiscal 2000 to $448,000 in the third quarter of fiscal 2001. Cost of product revenue decreased 68% or $385,000 from $565,000 to $180,000 in the third quarters of fiscal 2000 and fiscal 2001, respectively. As a percentage of product revenues, the cost of product revenues was 20% and 6% for the third quarters of fiscal 2000 and 2001, respectively. The decrease in cost of product revenue as well as the decrease in cost of product revenue as a percentage of product revenues was principally due to a reduction in the amortization of intangible assets between periods. Cost of services revenues decreased 31% or $120,000 from the third quarter of fiscal 2000 to the third quarter of fiscal 2001, and decreased as a percentage of services revenues from 44% in the third quarter of fiscal 2000 to 25% in the third quarter of fiscal 2001. The reduction in costs resulted from fewer engineers providing support and custom engineering.

RESEARCH AND DEVELOPMENT

Research and development expense includes expenses associated with the development of new products and the enhancements of existing products, and consists primarily of employee salaries and related expenses. Research and development expense decreased 23% or $317,000 from $1.4 million in the third quarter of fiscal 2000 to $1.1 million in the third quarter of fiscal 2001. Research and development expense decreased as a result of reductions in engineering staff and software maintenance expense as well as minimization of the use of outside consultants. Microware has made substantial investments in product development and believes its future success will depend in large part on its ability to enhance its existing products, to develop new products and to maintain technological competitiveness. Consequently, Microware anticipates that it will continue to commit substantial resources to product development in the future.

SALES AND MARKETING

Sales and marketing expense consists primarily of sales and marketing personnel related costs, including sales commissions. Sales and marketing expense also includes costs of advertising, public relations and attendance at industry trade shows. Sales and marketing expense decreased 6% or $146,000 from $2.3 million in the third quarter of fiscal 2000 to $2.2 million in the third quarter of fiscal 2001. The reduction in sales and marketing expense between periods primarily resulted from continued cost cutting measures. Microware continues to work towards developing a small, focused and efficient sales and marketing team. Microware expects to continue investing strategically in sales and marketing over the remainder of fiscal 2001 to expand its customer base and to market its products.

GENERAL AND ADMINISTRATIVE EXPENSE

General and administrative expenses consist primarily of personnel related costs for administration, finance, human resources and facilities management, as well as legal, auditing and certain recruiting and relocation expenses. General and administrative expenses increased 2% or $10,000 from $651,000 to $661,000 in the third quarters of fiscal 2000 and 2001, respectively. The increase in the third quarter of fiscal 2001 resulted from the increased professional and legal fees related to the debt transaction entered into this quarter.

OTHER INCOME (EXPENSE)

Other expense increased from $53,000 to $463,000 in the third quarters of fiscal 2000 and 2001, respectively. This increase is primarily the result of a one-time non-cash charge to interest expense of $363,000 related to the beneficial conversion feature of the convertible debt issued in the current quarter.

NINE MONTHS YEAR-TO-DATE OF FISCAL 2001 COMPARED TO NINE MONTHS YEAR-TO-DATE OF FISCAL 2000
- --------------------------------------------------------------------------------

REVENUES

Total revenues increased 4% or $364,000 from $10.1 million for the nine-month period ended December 31, 1999 to $10.5 million for the nine-month period ended December 31 2000. Product revenues increased 5% or $420,000 from $7.8 million for the nine-month period ended December 31, 1999 to $8.2 million for the nine-month period ended December 31, 2000. The increase in product revenues resulted primarily from the release and shipment of a new product line, the IXP1200 Microcode Solutions Library and increased sales of run time royalties for the period. Services revenues decreased 2% or $56,000 from $2.4 million for the nine-month period ended December 31, 1999 to $2.3 million for the nine-month period ended December 31, 2000. The decrease in services revenues in the first nine months of fiscal 2001 as compared to the first nine months of fiscal 2000 resulted from a significant reduction in support fees, partially offset by a marked increase in revenues from consulting services engagements.

COST OF REVENUES

Total cost of revenues decreased 30% or $822,000 from $2.7 million for the nine-month period ended December 31, 1999 to $1.9 million for the nine-month period ended December 31, 2000. As a percentage of product revenues, cost of product revenues decreased from 21% for the nine-month period ended December 31, 1999 to 13% for the nine-month period ended December 31, 2000. This decrease is a result of the increase in product revenues between periods coupled with the decreasing intangible amortization expense.

RESEARCH AND DEVELOPMENT

Research and development expense decreased 15% or $684,000 from $4.4 million for the nine-month period ended December 31, 1999 to $3.7 million for the nine-month period ended December 31, 2000. Research and development expense fell due to reductions in engineering staff.

SALES AND MARKETING

Selling and marketing expense decreased 8% or $560,000 from $7.2 million to $6.7 million in the nine months ended December 31, 1999 and 2000, respectively. The reduction in sales and marketing expense between periods resulted mainly from a reduction in sales personnel. Microware continues to work towards developing a small, focused and efficient sales and marketing team. While Microware continues to invest substantial time, expense and resources in recruiting and training certain sales personnel, many sales and marketing positions that have been vacated will remain unfilled as the Company works toward a smaller, more efficient organization.

GENERAL AND ADMINISTRATIVE EXPENSE

General and administrative expenses decreased 1% or $22,000 from $2.19 million for the nine-month period ended December 31, 1999 to $2.17 million for the nine-month period ended December 31, 2000. The decrease between periods resulted primarily from the reduction of administrative staff. This decrease was partially offset by increased professional and legal fees related to the debt transaction entered into this quarter.

OTHER INCOME (EXPENSE)

Other income (expense) changed from income of $63,000 for the nine-month period ended December 31, 1999 to (expense) of ($1.04 million)for the nine-month period ended December 31, 2000. Overall, the change is attributable to a large swing from a foreign exchange gain to a foreign exchange loss resulting primarily from the volatility of foreign currencies against the U.S. Dollar. Additionally, this increased amount includes a one-time non-cash charge to interest expense of $363,000, related to the beneficial conversion feature of the convertible debt issued in the current quarter.

LIQUIDITY AND CAPITAL RESOURCES

Microware has historically funded its operations primarily through cash flows from operations, the sale of common stock and, to a lesser extent, long-term debt. Beginning with the 2001 fiscal year, Microware has financed its cash needs through private placements of preferred stock and convertible debt. At December 31, 2000, Microware had approximately $2.8 million in working capital and $2.2 million in cash and short-term investments as compared to $1.5 million in working capital and $2.0 million in cash and short-term investments at March 31, 2000. The increase in working capital and cash and short-term investments resulted principally from the private placement of preferred stock during the first quarter of fiscal 2001, and the convertible debenture in the third quarter of fiscal 2001.

Net cash used in operating activities in the first nine months of fiscal 2000 and 2001 totaled $3.3 million and $4.5 million, respectively. The net loss of $6.5 million, partially offset by a decrease in trade receivables of $783,000, was the primary reason for the cash used in operations in the first nine months of fiscal 2000. The net loss of $5.1 million was the primary reason for the cash used in operations in the first nine months of fiscal 2001.

Net cash provided by (used in) investing activities in the first nine months of fiscal 2000 and 2001 totaled $3.0 million and ($32,000), respectively. Cash provided by investing activities during the first three quarters of fiscal 2000 resulted from net maturities of short-term investments and were partially offset by capital expenditures. Cash used in investing activities for the first nine months of fiscal 2001 was a result of capital expenditures.

Net cash (used in) provided by financing activities in the first nine months of fiscal 2000 and 2001 totaled ($214,000) and $4.5 million, respectively. Cash used for financing activities during the first nine months of fiscal 2000 resulted from the retirement of a note payable to a bank associated with Microware's Japanese subsidiary amounting to approximately $250,000. Cash provided by financing activities for the first three quarters of fiscal 2001 came primarily from the proceeds of the issuance of preferred stock, and a convertible debt instrument.

As of December 31, 2000, Microware had approximately $7.8 million of long-term debt. This amount consists of outstanding debt, including current portion, relating to its headquarters building, as well as an outstanding convertible debenture. Monthly payments on the mortgage are $49,000, including interest at 7.46%, with the unpaid balance due January 1, 2008. In accordance with the loan agreement, Microware has provided the lender an irrevocable standby letter of credit in the amount of $786,000. In order to obtain the irrevocable standby letter of credit, Microware has pledged a $786,000 U.S. Treasury note, included in short-term investments, as collateral. The convertible debenture was issued on November 28, 2000 in conjunction with a Securities Purchase Agreement between the Company and Elder Court, LLC. The funded value of the debenture at December 31, 2000 is $1,000,000, due on November 28, 2003, and bears interest at a rate of 8%.

Management is reviewing financing transactions and other alternatives to ensure liquidity needs, and Microware's ability to fund working capital and other liquidity needs is dependent upon improved future operating performance as well as the availability of funding sources.

Management does not believe that inflation has historically had a material effect on Microware's results of operations.

Many of Microware's international contracts are denominated in local currencies, and an increase in the relative value of the dollar against such currencies would lead to a reduction in Microware revenues. Microware attempts to minimize its foreign currency exposure by attempting to keep intercompany balances current and minimizing net assets in any one currency denomination. However, due to recent losses, intercompany balances have increased and are not specifically hedged. There can be no assurance that Microware's future results of operations will not be adversely affected by currency fluctuations.

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

ISSUANCE OF CONVERTIBLE DEBT, PREFERRED STOCK, OPTIONS AND WARRANTS

In November 2000, the Company issued a $2,000,000 Convertible Debenture, initially convertible into 3,288,032 shares of common stock and warrants to purchase 550,000 additional shares. Subsequently, 808,591 shares were issued pursuant to the conversion of $280,000 of the principal amount and $3,007 of the accrued interest thereon. In April 2000, the Company issued 3,500 shares of Series I Preferred Stock initially convertible into 1,473,684 shares of common stock, stock options to purchase 618,595 shares of common stock, and warrants to purchase 87,500 shares of common stock. As of January 25, 2001, 2,984,452 shares of common stock have been issued pursuant to the conversion of all of the 3,500 shares of Series I Preferred Stock. Additionally, the Company has previously issued warrants to acquire 1,803,728 shares of common stock to Motorola, of which warrants to acquire 554,992 shares of common stock have expired and warrants to acquire 554,992 shares of common stock are currently exercisable. In addition, the Company has issued and will continue to issue substantial stock options to employees. The holders of the convertible debenture, the preferred shares, the options and the warrants have the opportunity to profit from a rise in the market price of the Company's common stock, thus resulting in a possible dilution in the interest of other security holders. The Company's ability to obtain additional capital may be adversely affected as long as the convertible securities remain unexercised. Moreover, the holders of the convertible securities may exercise such securities at a time when the Company may be able to obtain capital by a new offering of securities on terms more favorable than those under which existing warrants or options are exercisable.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

INTEREST RATE SENSITIVITY

Microware's exposure to market risk associated with changes in interest rates relates primarily to debt obligations as all financial assets are short term in nature. Microware is exposed to changes in fair value of its long-term debt, which carries a fixed interest rate. At December 31, 2000, Microware had total long-term debt of $7,767,000.

FOREIGN CURRENCY RISK

Microware transacts business in various foreign currencies, primarily Japanese yen and certain European currencies, as discussed within this Form 10-Q as well as the Annual Report on Form 10-K, and accordingly is exposed to fluctuations in foreign currency markets. The Company does not enter into foreign currency hedging transactions.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
On September 1, 1999, Microware filed suit in the United States District Court for the Southern District of Iowa ("District Court") against Apple Computer, Inc. ("Apple"). The suit charges Apple with trademark infringement, false designation of origin, unfair competition, and trademark dilution. Microware believes that Apple's use of the trademark "MAC OS 9" to identify its operating system software has, and will continue to, cause confusion in the marketplace, and dilute the value and goodwill associated with Microware's registered trademark for the mark "OS-9." On March 16, 2000, the Company was notified that the District Court had denied the Company's motion for a preliminary injunction, and granted Apple's motion for a summary judgment. The Company filed a notice of appeal to the decision with the United States Court of Appeals for the Eighth District ("Court of Appeals") on March 30, 2000. On January 16, 2001, the Court of Appeals affirmed the judgement by the District Court stating that "the evidence of confusion was minimal, and that Microware and Apple sold, for the most part, to entirely different markets."


ITEM 2.  CHANGES IN SECURITITES AND USE OF PROCEEDS

(c) As disclosed in the Company's Form 10 Q for the quarter ended June 30, 2000, the Company entered into a Securities
                 Purchase Agreement with Elliott Associates, L.P. ("Elliott") and Westgate International, L.P. ("Westgate") pursuant to which Elliott and Westgate purchased a total of 3,500 shares of Series I Cumulative Convertible Preferred Stock of the Company, two separate warrants to purchase an additional 87,500 common shares in aggregate, and options to purchase an additional 618,595 shares in aggregate of common stock.
                 The sale of the Series I Preferred Stock was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

                 On December 5, 2000 Elliott and Westgate converted a total of 494 shares of Series I Convertible Preferred Stock plus cumulative dividends accrued at that date, to 953,644 common shares in aggregate, at a conversion price of $0.53125 per common share. Additionally, on January 25, 2001 Elliott and Westgate converted a total of 214 shares of Series I Convertible Preferred Stock plus cumulative dividends accrued at that date, to 504,306 common shares in aggregate, at a conversion price of $0.4375 per common share. To date, all 3,500 shares of Series I Convertible Preferred Stock have been converted to 2,984,452 shares of common stock.

                 For more information, refer to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 4, 2000 and the Company's Quarterly Reports filed on Form 10-Q for the quarters ended June 30, 2000 and September 30, 2000 with the Securities and Exchange Commission on August 14, 2000, and November 14, 2000 respectively.

                 On November 28, 2000, the Company entered into a Securities Purchase Agreement with Elder Court, LLC. ("Elder Court") pursuant to which Elder Court was issued a $2,000,000, 8% Convertible Debenture (the "Debenture"), due on November 28, 2003. The Debenture is convertible into common shares at an exercise price of the lower of (a) $0.69 per share or (b) 80% of the average market price of the common stock of any three trading days during the twenty trading days prior to conversion. The purchase price for the Debenture is payable in two tranches, of which $1,000,000 was funded at the closing date in November. The remainder is available to be drawn down three days after the effective date of the filed registration statement pertaining to the transaction. Elder Court also received a warrant to purchase 500,000 additional shares of the Company's common stock at a price of $.50 per share. In connection with the issuance of the Debenture, the Company also issued a warrant to Roth Capital Partners, Inc. to purchase 45,000 shares of common stock at a price of $0.50 per share, and a warrant to Carbon Mesa Partners, LLC, to purchase 5,000 shares of common stock at a price of $0.50 per share. The warrants are exercisable at any time and expire on November 28, 2005.

                 On January 16, 2001, after the end of the third fiscal quarter, Elder Court converted $280,000 of the principal amount of the Debenture, plus accrued interest at that date, into 808,591 common shares at a price of $0.35 per share.

                 In December 2000, the Company entered into a private equity credit agreement with Elder Court. Under the terms of the agreement, the Company has the right to issue and sell to Elder Court up to 23,529,412 shares of its common stock, representing $10 million in aggregate principal. Pursuant to the private equity credit agreement, the Company also issued a warrant to Elder Court to purchase an additional 1,400,000 shares of common stock, a warrant to Roth Capital Partners, Inc. to purchase 126,000 shares of common stock, a warrant to Anthony Soich to purchase 54,000 shares of common stock, and a warrant to Carbon Mesa Partners, LLC to purchase 20,000 shares of common stock. The warrants issued in conjunction with the private equity credit agreement are exercisable at a price of $0.66 per share, and expire on December 15, 2005. The Company is obligated to issue and sell to Elder Court 3,529,412 shares of its common stock representing a minimum $1.5 million draw down of the equity credit agreement. The number of shares of common stock to be issued under the private equity credit agreement, each time the Company exercises its right to sell such shares, is based on the dollar amount requested and the average of the three lowest bid prices for our common stock during the ten trading days prior to the day the Company gives notice that it is exercising its right, less a 15% discount. In addition, for each 10,000 shares of common stock that the Company issues and sells pursuant to the private equity credit agreement, the Company will issue one warrant to Elder Court to purchase an additional 1,000 shares, and one warrant to a placement agent to purchase 100 additional shares of the Company's common stock. These warrants shall bear an exercise price per share of common stock equal to 105% of the market price as of the date of delivery of written notice to Elder Court setting forth the amount the Company intends to draw. These warrants shall be immediately exercisable and shall expire five years from the date of issuance.

                 For more information, refer to the Company's Registration Statement filed on Form S-3 with the Securities and Exchange Commission on December 29, 2000.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a.)     Exhibits
10-16 Registration Statement Filed on Form S-3 with the Securities and Exchange Commission dated December 29, 2000, and hereby incorporated by reference

(b.)     Reports on Form 8-K
                     None.

         No other items.

SIGNATURE

Pursuant to the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

                          MICROWARE SYSTEMS CORPORATION

                  Date: February 14, 2000            /S/ GEORGE E. LEONARD
                                                     ---------------------
                                                     George E. Leonard
                                                     Executive Vice President,
                                                     Chief Operating Officer,
                                                     Chief Financial Officer
                                                     and Secretary


                  Date: February 14, 2000            /S/ BETH E. LAW
                                                     ---------------
                                                     Beth E. Law
                                                     Chief Accounting Officer,
                                                     Controller, Treasurer
                                                     and Assistant Secretary