Form 10-K405
period 2001-03-31
MICROWARE SYSTEMS CORP
filed 2001-06-29
CIK 1003383

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                                   (MARK ONE)

           [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED MARCH 31, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or in any amendment to this Form 10-K. [X]

THE APPROXIMATE VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT AS OF MAY 31, 2001 WAS $6,603,540. THIS CALCULATION DOES NOT REFLECT A DETERMINATION THAT PERSONS ARE AFFILIATES FOR ANY OTHER PURPOSES.

NUMBER OF SHARES OUTSTANDING AS OF MAY 31, 2001: 19,168,155.

DOCUMENTS INCORPORATED BY REFERENCE: DEFINITIVE PROXY STATEMENT TO BE FILED FOR THE 2001 ANNUAL MEETING OF SHAREHOLDERS (PART III).

                          MICROWARE SYSTEMS CORPORATION

                                      INDEX


                                                                              Page
Part I
     Item 1.      Business                                                      3
     Item 2.      Properties                                                    18
     Item 3.      Legal Proceedings                                             19
     Item 4.      Submission of Matters to a Vote of Security
                  Holders                                                       20
     Item 4A.     Executive Officers of the Registrant                          21

Part II
     Item 5.      Market for the Registrant's Common Equity
                  and Related Stockholder Matters                               23
     Item 6.      Selected Consolidated Financial Data                          24
     Item 7.      Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                 26
     Item 7A.     Quantitative and Qualitative Disclosures about
                  Market Risk                                                   36
     Item 8.      Financial Statements and Supplementary Data                   37
     Item 9.      Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosures                       38

Part III
     Item 10.     Directors and Executive Officers of the
                  Registrant                                                    39
     Item 11.     Executive Compensation                                        39
     Item 12.     Security Ownership of Certain Beneficial
                  Owners and Management                                         39
     Item 13.     Certain Relationships and Related Transactions                39

  Part IV
     Item 14.     Exhibits, Financial Statements, Schedule, and
                  Reports on Form 8-K                                           40

Signatures                                                                      43

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

GENERAL DEVELOPMENT OF BUSINESS
         Microware develops, markets and supports sophisticated real-time operating system software, network and communications software and development tools for the embedded systems, communications, and consumer products markets. Microware's operating system product line is built around its OS-9 real-time operating system, which was first introduced in 1980 and has been continually refined to incorporate advances in technology. OS-9 is a real-time operating system targeted at "embedded systems" computers dedicated to specialized tasks embedded within application-specific industrial or computer products.

         During the past fiscal year, Microware shifted its emphasis towards network and communications-oriented applications, including introduction of a product, the IXP 1200 Microcode Support Library (MSL), which provides a powerful microcode solution for the Intel IXP 1200 Network Processor. This product line is operating system independent and thus can be used with Linux, OS-9 and other popular operating systems. Microware has also developed high performance routing software such as RIP, OSPF, etc., which can be used by the MSL and/or OS-9 network software.

         Microware's business includes developing and marketing system software and middleware for use in embedded systems, communications infrastructure products; networking equipment; networked applications; industrial automation; medical and government/military systems; and high volume connected embedded systems for consumer and business uses, such as digital television decoders, advanced wireless telephones and pagers, point-of-sale equipment, in-car navigation systems and Internet appliances. Microware markets its products primarily through its sales forces in North America, Europe and Japan.

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

         An embedded system is comprised of a microprocessor and related software that are dedicated to a specialized task or set of tasks, embedded within an application specific industrial or consumer product. Examples of typical products that have one or more microprocessors and embedded systems include, communications equipment, network infrastructure equipment, consumer entertainment devices, cellular telephones, pagers, and automobiles. Many of these products require real-time embedded systems that provide true multitasking, memory management and protection, input-output systems and networking/telecommunication capabilities. Fueled by declining costs and improving performance of 32/64 bit microprocessors, embedded systems are becoming increasingly sophisticated and used in or with a wider range of applications.

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

PRODUCTS AND SERVICES
         Microware offers a broad range of software products based on the OS-9 real-time operating system that can be configured to suit a range of applications in a variety of industries. These operating system products are complemented by the Company's middleware, network and communications software, development tools, technical support services, and custom software development services, which facilitate development of embedded OS-9 applications. Substantially all of the Company's revenues are derived from OS-9 and related tools.

         Because much of the Company's current revenues and future growth are dependent upon the continued acceptance of OS-9 technology in its current markets and the successful application of OS-9 technology in new markets, impairment of the OS-9 software in any market for any reason could have a material adverse effect on the Company's current business or future revenues.

OPERATING SYSTEM PRODUCTS

         Microware's operating system products are based on a variety of packages of the OS-9 kernel, a wide variety of I/O and communications software, and various networking protocols. OS-9 is combined with more specialized software modules to create operating system products targeted at specific 32/64 bit processors and applications markets.

         OS-9 products include those targeted at Original Equipment Manufacturers ("OEMs"), which include limited source code and enable OEMs to develop customized versions of OS-9 for their specific embedded system application. OEM packages are licensed on a processor-specific basis. Current OEM packages provide support for Motorola 68000 family, Motorola/IBM PowerPC family, Intel StrongArm, Intel IXP1200 network processor, Hitachi SuperH, Intel/AMD/ST Microelectronics/Cyrix X86 Family, MIPS family, Advanced RISK Machines' ARM 7 and ARM 9 derivatives, and other processor families. Additionally, these OEM packages provide support for embedded, communications, and consumer applications.

         Microware's operating system products are licensed to OEMs through OEM license agreements which generally provide licensees (i) the right to use a specific configuration of an OS-9 module for internal product development in consideration of payment of an initial license fee; and (ii) the right to distribute copies of OS-9 and related software embedded in the licensee's product in consideration of the licensee's payment of a per copy royalty for every copy of OS-9 distributed. OEM licenses are generally bundled with end-user licenses of related development tools on a password protected CD-ROM providing a complete development solution in an easy to use package.

         Many of Microware's operating system products are also available as board-level products through end-user license agreements which grant licensees the right to embed copies of the software in a fixed number of single-board computers. Microware OS-9 board-level products are available for many popular single-board computers, including the Motorola MVME, Compact PCI (cPCI), and MBX platforms, single board computers (SBC), PC/AT-compatible computers, and all reference platforms for supported processors listed above.


IXP1200 MICROCODE SOLUTIONS LIBRARY
         In December of 2000, Microware introduced an important new product, the IXP1200 Microcode Solutions Library. Communication equipment manufacturers are faced with developing new equipment in a shorter time frame and extending the service life of deployed equipment. The traditional approach uses a processor and an ASIC to perform packet processing. The cost, inflexibility, and additional time of ASIC development present significant obstacles to product development. These obstacles are driving a paradigm shift in the design of communications equipment. The Intel IXP1200 is a network processor containing a host processor and six "microengines" that execute packet processing software algorithms traditionally implemented in an ASIC. The IXP1200 enables greater design flexibility and shorter development cycles by implementing algorithms in software. However, the IXP1200 must have effective software that takes advantage of unique network processor capabilities in order to be successful.

Microware's Microcode Solutions Library provides an open, standard interface that allows any operating system to utilize the unique properties and benefits of the IXP1200 network processor. Microcode Solutions executables can be used as shipped or the source can be customized for product requirements. The MSL includes standard specification support for networks such as Asynchronous Transfer Mode (ATM) ATM SAR, AAL-1, AAL-2, and AAL-5; and Ethernet support for 10BaseT, 100BaseT and Gigabit Ethernet. Additional protocols are under development.

NETWORKING AND COMMUNICATIONS COMPONENTS
         Microware also offers its customers a wide array of software product components providing advanced networking and communications capabilities as needed for their specific embedded or consumer application. Certain of these products include technologies licensed from third parties. These additional product components include the following:

         - Microware SoftStax Communications Framework, which provides high performance integrated communications and control for communications devices. This unique technology allows developers to rapidly change underlying communications technologies without disturbing application software.

         - Microware OS-9 USB - The Universal Serial Bus (USB) implementation uses the SoftStax(TM) universal framework to create a high performance, low footprint, low CPU utilization USB host and/or client implementation for OS-9.

         - Microware OS-9 IEEE-1394 Software Developers' Kit (SDK) - Microware's IEEE1394 SDK for OS-9 provides an IEEE1394-1995 compliant turnkey solution for real-time, high performance applications.

         - Microware OS-9 LAN Pak, which provides Ethernet local area network connectivity support for Microware SoftStax.

         - Microware OS-9 X.25 Pak, which enables networked embedded systems to communicate over X.25 packet topologies and custom networks.

         - Microware OS-9 ISDN Pak, which enables networked embedded systems to communicate over Basic Rate ISDN network topologies.

         - Various third party network support packages including Serial Network Management Protocol (SNMP), PCMCIA support, True Flash File System (FFS) support, Infrared Data Association (IrDA), Asynchronous Transfer Mode (ATM).

INTERNET APPLICATION SUPPORT MIDDLEWARE
Microware offers two key products for application support for products that connect with and interoperation with servers and applications on the World Wide Web. In both cases, Microware has invested in substantial performance enhancement, integration, and tailoring of the software for the special requirements of the embedded systems world.

         - PersonalJava from Sun Microsystems, a Java Virtual Machine and application libraries for running Java applications on OS-9 based systems. Microware has substantially enhanced this software for improved performance on less costly microprocessors, and reduced memory requirements compared to competitive implementations

         - NetFront Browser from Access, Ltd., A compact, full feature HTML browser for embedded application. NetFront runs well on less powerful, economical microprocessors and supports various display technologies including liquid crystal displays (LCDs) and television receivers. Microware has integrated this browser with PersonalJava to support mixed HTML/Java applications.

DEVELOPMENT TOOLS
         Development Tools are developed and sold by Microware to OS-9 licensees for developing OS-9 applications.

         - Hawk is designed as an all-in-one development suite to enable seamless editing, debugging and compilation of C and C++ code; management of complex software build scenarios; management of solo- or team-based changes to source code with version control and access to on-line support to provide immediate assistance for every function.

         - HawkEye, a powerful graphical application visualization tool for Hawk.

         Most development tools run on Microsoft Windows configurations, as well as on OS-9. The tools are designed to reduce the cost and increase the speed of the development of OS-9 applications. The Microware operating system and development tools are highly integrated and are updated on a coordinated schedule.

         An increasing number of applications are being developed in the Java language and HTML, which are supported by the PersonalJava and NetFront Browser products. There are a wide variety of off-the-shelf commercial tools available to Java and HTML developers.

         Microware's development tools are generally sold under end-user licenses that enable customers to install and use the tools at a fixed number of development seats. The development tools are typically packaged with the operating system product on a single CD-ROM.

CONSULTING SERVICES
         Microware's Consulting Services Group has experienced growth and expansion over the past year. It offers solutions to client's technological challenges through expert embedded software and hardware design, implementation, and project management. Consulting Group services include:

o    Software & hardware architecture design
o    Software product definition & development
o    Code base optimization and performance tuning
o    System and product troubleshooting
o    Project definition and management
o    Knowledge sharing and technical mentoring

         Consulting services cover a wide range of activities including custom engineering, technical support and training. The Company also selectively engages in custom development in order to extend its product line. Professional services are generally provided on a rate per hour and/or per project basis.


SOFTWARE TECHNICAL SUPPORT AND UPGRADE SERVICES
         Licenses of Microware's operating system and tools products are typically sold together with maintenance support contracts that provide updates of the licensed software and routine technical support. The Company's technical support staff assists licensees with problems and questions in the installation and use of the Company's products. Microware's staff of support engineers in North America, Europe, and Japan provides technical support. Distributors and OEMs generally offer first level customer support to their end-user customers and rely on the Company for higher level support.

         Microware also offers extended software support and maintenance services on a per-product basis for a fee. Licensees who purchase extended service are entitled to technical support services and software product updates during the service period.

MARKETS, APPLICATIONS AND CUSTOMERS
         Microware's strategy is to leverage its advanced technology, strategic customer relationships, commitment to quality, and expertise based on years of experience in the embedded systems market to establish and maintain OS-9 as a leading operating environment for connected, embedded systems. In particular, Microware believes that its technology and expertise is particularly applicable to areas where embedded computing and telecommunications converge.

Microware focuses its marketing and product development efforts on those sectors of the embedded systems market it believes are most likely to increase Microware's future revenue: (i) communications infrastructure devices and equipment such as routers, switches, protocol conversion, network storage, and similar devices; and (ii) non-PC internet client products such as wireless personal communication devices, point-of-information devices, private and public network digital video distribution devices, and automotive telematics applications.

Microware continues to support customers building traditional embedded systems such as industrial automation, transportation, medical and government systems as this represents a significant ongoing revenue base.

In product development, the Company endeavors to provide comprehensive solutions for these markets by supporting market-leading embedded processors and developing new modules providing specialized functionality for those markets. For example, Microware provides specialized telecommunications protocol support for communications infrastructure products. In sales and marketing, this means developing strategic customer relationships with market leaders and working closely with the providers of third-party complementary technologies.


COMMUNICATIONS INFRASTRUCTURE EQUIPMENT AND DEVICES MARKET
         The networked embedded systems marketplace is rapidly growing. Additionally, technological demands of networked embedded systems are evolving rapidly, as the bandwidth of digital networks expands simultaneously with the integration of greater multimedia functionality driven by applications such as enterprise networks, universal Internet access, and multimedia content delivery networks. The Company believes this growth and the trend toward licensing of third party operating systems creates a substantial opportunity for targeted packages of OS-9 products.

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

Microware believes the technological sophistication and openness of its architecture will enable it to establish a revenue base in the network infrastructure market. The network infrastructure embedded systems software market is highly fragmented, very competitive, and technically demanding. As such, there can be no assurance that Microware will be able to successfully attain significant revenues from the communications infrastructure, or to recoup its investment in that market. Microware's network processor strategy is currently exclusively focused on the Intel IXP1200, for which there are many competitive products. The IXP1200 Microcode Solutions Library is an important new approach, which is independent of particular operating systems, aimed at leading edge developers of next generation and high performance equipment. Microware's success in this market will depend on Intel's ability to achieve a substantial share of the network processor business.

NON-PC INTERNET CLIENTS
         Since 1996 Microware has marketed a configuration of OS-9 targeted at the manufacturers of wired and wireless Internet client devices and Internet-based telephones. The current product configurations combine OS-9 with the MAUI graphics API and new software modules created for key functions such as power management, Java-compatibility and Internet access.

         Microware believes there is an emerging market for new categories of non-PC internet access devices combining the small size and low cost of traditional PDAs, pagers and mobile telephones with more advanced communications, interactivity, graphical user interface, and computing power, such as new types of smart pagers and wireless telephones which include small screen displays and keyboards and use the Internet to enable transmission and receipt of electronic mail and in some cases World Wide Web browsing and in-car navigation systems. The Company believes OS-9 is well suited to operate such devices and has developed strategic relationships with OEM manufacturers working toward their development and eventual deployment.

         Microware's wireless and Internet strategy is to provide a wide variety of products and services for licensing to leading equipment manufacturers. The core of this strategy is the development of strategic customer relationships with leading manufacturers of wireless and Internet devices. Microware has developed such strategic licensing relationships with Motorola who, among others, have been developing next generation wireless and Internet communications devices using OS-9.

         Under a July 1995 software development and license agreement, Microware is providing OS-9 as the operating system for various wireless devices under development by Motorola, Inc. Motorola's PageWriter two-way pager and Accompli personal communicator, are based on a customized version of OS-9 jointly developed by Microware and Motorola. In July 1995, Motorola also purchased 1,526,232 shares of Microware Common Stock and was issued warrants to acquire additional shares. As of March 31, 2001, warrants to acquire 1,248,736 shares were outstanding and exercisable. All outstanding warrants will expire on July 31, 2001. Pursuant to the Stock and Warrant Purchase Agreement, a designee of Motorola has the right to serve on Microware's Board of Directors. That seat is currently vacant.

         During the past fiscal year, the Company's revenues from its IXP1200 and Internet client activities primarily consisted of license fees, non-refundable prepaid royalties and custom contract engineering fees received from wireless and Internet customers. The Company's future operating results will depend significantly on the development of its products and Internet communication devices. To date some of the Internet device projects for which OS-9 has been licensed and customized have been delayed due to factors beyond Microware's control. Such delays may continue in the future. As wireless and network markets develop, the Company's strategy depends on the incorporation of the Company's software into new products, for which demand is uncertain. There can be no assurance that such products will be successfully developed or commercialized or that the Company will derive significant revenues or earnings from such products.

TRADITIONAL EMBEDDED SYSTEMS BUSINESS
         The traditional real-time embedded system software market continues to represent a significant part of Microware's business. Licenses to manufacturers of process control, scientific and medical instrumentation, and other relatively low-volume products are a significant source of revenue. Emerging markets for the Company's traditional embedded systems business include intelligent transportation systems, private network computer systems, gaming devices, office automation and medical instrumentation. The Company believes that the market for its operating system software in the general embedded systems market is large and diversified, and continues to develop, market, support and license its products to and for customers in the traditional embedded systems market. Microware believes that it has a measurable share of the third party embedded operating system market.

COMPETITION
         The embedded software industry is highly competitive, highly fragmented and is characterized by rapidly advancing technologies. To maintain or improve its position, the Company must continue to focus on those market segments where it has superior technology and experience advantages, and must continue to enhance its current product offerings and introduce new product features and extensions in a timely fashion.

         The Company has experienced growing competition from the `open system' operating movement driven by the Linux operating system. The operating system kernel is free and the code source is open to manipulation. There are fundamental similarities in the origin of the Company's operating system, which has helped them relate the strengths of the operating system to its potential customers. The Company has also worked to show the weaknesses in the `open system' method of development, which includes a lack of quality control and security.

         Many of the Company's traditional competitors have grown substantially as a result of recent mergers and acquisitions. There can be no assurance the Company will be able to successfully attain new market share or even maintain its existing market share in the increasingly competitive market.

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

         The Company expects that as the embedded systems market continues to evolve, additional competitors may seek to enter these markets.

         The introduction and intense interest in network processor technology may further attract competition from both new and established software suppliers.

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

         As a result of consolidation and other transactions involving competitors and other companies in the Company's markets, the Company occasionally reviews potential transactions relating to its business, products and technologies. Such transactions could include mergers, acquisitions, strategic alliances, joint ventures, licensing agreements, co-promotion agreements or other types of transactions. Recently, as a result of industry consolidation pressures, a general slowdown in the technology sector and the Company's continuing losses, the Company has been in discussions with larger competitors relating to such a possible corporate transaction. The Company may choose to enter into such transactions at any time, and such transactions could have a material effect on the Company's business or operations.

MARKETING, SALES AND DISTRIBUTION
Microware markets and licenses its products principally through its direct sales force. Microware currently uses a direct sales force in North America, Europe and Japan. The Company has numerous sales offices in the U.S. International offices are located in the United Kingdom, Germany, France, The Netherlands and Japan. Distributors and sales representatives are used in certain countries. Field application engineers, who are experienced in the embedded market and the Company's products and technologies, support direct sales representatives. International sales accounted for approximately 64%, 68% and 65% of total revenues in fiscal 1999, 2000, and 2001 respectively.

In recent years, the Company has continued to experience significant turnover and attrition in its marketing and sales personnel. During the 2001 fiscal year, the Company hired a new President and Representative Director for our Japanese subsidiary, and appointed a new Vice President of European and International Operations. Subsequent to fiscal year end, the Vice President of North American Sales resigned, and was replaced. The significant turnover experienced by the Company has had, and may continue to have, an adverse effect on the Company's operations, the extent of which cannot presently be determined.

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

The Company seeks to generate new business opportunities in its target markets through direct marketing, advertising, web sites, press releases, trade shows, user group meetings, telemarketing, direct mailings and through its strategic alliances.

RESEARCH AND DEVELOPMENT
The Company has made substantial investments in product development. The Company believes that its future success will depend in large part on its ability to enhance its existing products, to develop new products and to maintain its technological competitiveness. As of March 31, 2001, the Company employed 41 product development engineers. Of these, 34 engineers were based in Des Moines, Iowa and 7 were based in Tokyo, Japan.

During fiscal 1999, 2000, and 2001 research and development expenses amounted to $6.8 million, $5.8 million, and $5 million, respectively. For the above periods, research and development expenses represented 41%, 43%, and 36% of the Company's total revenues, respectively. The Company believes that its current level of research and development expenses is adequate to meet its competitive needs. The Company anticipates that it will continue to commit substantial resources to product development in the future.

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

EMPLOYEES
As of March 31, 2001, the Company employed 130 people, including 50 in marketing, sales and support services, 52 in engineering and product development and 28 in operations, finance and administration. Of these employees, 86 are located in the United States, and 44 are employed by the Company's international operations. None of the Company's employees are represented by a labor union or is the subject of a collective bargaining agreement. The Company has never experienced a work stoppage and believes that its employee relations are good.

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

         HISTORY OF OPERATING LOSSES; VARIABILITY OF QUARTERLY OPERATING RESULTS. The Company has experienced significant operating losses for the past several fiscal years. While the Company has taken a number of measures to increase its revenues, decrease its operating expenses, and attain profitability, there can be no assurance that these measures will succeed or that the Company will become profitable. Furthermore, the Company's revenues and operating results have varied substantially from quarter to quarter, remain difficult to forecast due to the nature of the embedded systems market and the Company's business, and should not be relied upon as an indication of future performance.

         LIQUIDITY ISSUES; GOING CONCERN MATTERS. The Company has suffered losses in the past several years and has an accumulated deficit of $36,426,000 at March 31, 2001. The negative cash flow sustained by the Company in the past fiscal year has substantially reduced working capital and available cash, and in turn has impaired its abilities to fund current operations. The Company's ability to continue as a going concern depends on obtaining financing and/or raising additional equity, and ultimately returning to long-term sustained profitability. The Company is exploring strategic opportunities to address liquidity, including the pursuit of additional financing and/or equity, possible corporate transactions and other initiatives; however, there can be no assurance that the Company will be able to obtain the necessary financing and/or equity. Additionally, there can be no assurance that the Company will return to profitability. The report of the Company's independent accountants, included in this annual report, contains an explanatory paragraph raising substantial doubt about the Company's ability to continue as a going concern.

         MARKET RISKS. The Company has invested substantial resources in the development of emerging markets, in particular the telecommunications industry. This includes developing software solutions for developers who choose network processors for bridges and routers, switching systems, communication base equipment and wireless base stations. As companies move to intelligent networked systems, access capabilities, bandwidth issues, and integration of emerging protocol technologies become more prevalent. While the Company has achieved a substantial number of OEM licenses in this market, it is becoming increasingly competitive, and there can be no assurance that the Company will receive substantial revenues or earnings from products or services in this market.

         ABILITY TO KEEP PACE WITH COMPETITION AND RAPID TECHNOLOGY CHANGE. The embedded systems markets in which the Company does business are highly diverse and increasingly competitive. Established industry standards as well as technological developments change very quickly. Our success is dependent upon our ability to respond and adapt to our customers changing requirements, to update our existing product lines, and to develop new products based on emerging technologies. There is the also the risk of product obsolescence due to changes in customers products and demand. While the Company tries to support the industry leading microprocessors and offer the best possible range of software functionalities, there can be no assurances that the Company's current and currently projected products will meet the demands of the market in an environment of increasing competition and rapid technology change.

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

         COMPETITION. The Company has attracted substantial competition in its targeted markets. Many of the Company's traditional competitors have grown substantially as a result of successful exploitation of growth in the embedded systems market and through mergers and acquisitions, and in some cases have expanded their businesses in a manner which competes more directly with the Company. The Company has experienced growing competition from the `open system' operating movement driven by the Linux operating system. There can be no assurance the Company will be able to successfully attain new market share or even maintain its existing market share in the increasingly competitive market.

         ATTRACTION AND RETENTION OF QUALIFIED PERSONNEL. The Company's future performance depends to a significant degree upon the continued contributions of its key management, product development, marketing and sales personnel. The Company has continued to experience turnover in personnel during the past fiscal year. Changes in top management include the resignation and replacement of the President and Representative Director of the Japanese subsidiary, the Managing Director of European Operations, and, subsequent to the fiscal year end, the Vice President of North American Sales. The Company's ability to execute its market strategy will depend to a large degree upon its ability to integrate new personnel into the Company. Competition for qualified personnel throughout the software industry is intense and there can be no assurance that the Company will be successful in attracting and retaining such personnel.

         INTERNATIONAL OPERATIONS. In the past three fiscal years, the Company derived at least 60% of its total revenue from sales outside North America, and this trend is anticipated to continue in the future. This dependence on international operations subjects the Company to certain risks, including tariffs and other barriers, difficulty in staffing and managing foreign subsidiary operations, difficulty in managing distributors and resellers, difficulty in accounts receivable collection, foreign currency exposure and adverse tax consequences. The Company is also subject to the risks associated with the imposition of protective import or export legislation and regulations by the United States or other countries. The Company cannot predict whether quotas, duties, taxes or other charges or restrictions will be implemented on the Company's products in the future. There can be no assurance that these factors or the adoption of restrictive policies will not have a material adverse effect on the Company's business, financial condition and results of operations.

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

         ISSUANCE OF PREFERRED STOCK, CONVERTIBLE DEBT, OPTIONS AND WARRANTS. In April 2000, the Company issued 3,500 shares of Series I Preferred Stock which were convertible into shares of common stock, stock options to purchase 618,595 shares of common stock at an exercise price of $4.8497 per share, and warrants to purchase 87,500 shares of common stock at an exercise price of $5.3116 per share. Subsequently, 2,984,452 shares of common stock were issued pursuant to the conversion of all 3,500 shares of Series I Preferred Stock.

         In November 2000, the Company issued a $2,000,000 Convertible Debenture, which is due on November 28, 2003, along with warrants to purchase 550,000 additional shares at a price of $0.50 per share. During the fiscal year, the holder of the debenture converted $280,000 of the debt into 808,591 shares of the Company's common stock.

         In December 2000, the Company entered into a private equity credit agreement. Under the terms of the agreement, the Company has the right to issue and sell to the private equity investor (the "Investor") shares of its common stock at a discount to prevailing market prices, representing $10 million in aggregate principal. Pursuant to the private equity credit agreement, the Company also issued warrants to purchase an additional 1,600,000 shares of common stock, which are exercisable at a price of $0.66 per share, and expire on December 15, 2005. Subject to certain restrictions, the Company is obligated to issue and sell to the Investor shares of its common stock representing a minimum $1.5 million of the equity credit agreement. The number of shares of common stock to be issued under the private equity credit agreement, each time the Company exercises its right to sell such shares, is based on the dollar amount requested and the average of the three lowest bid prices for our common stock during the ten trading days prior to the day the Company gives notice that it is exercising its right, less a 15% discount. In addition, for each 10,000 shares of common stock that the Company issues and sells pursuant to the private equity credit agreement, the Company will issue one warrant to the Investor to purchase an additional 1,000 shares, and one warrant to a placement agent to purchase 100 additional shares of the Company's common stock. These warrants shall bear an exercise price per share of common stock equal to 105% of the market price as of the date of delivery of written notice to the Investor setting forth the amount the Company intends to draw, shall be immediately exercisable and shall expire five years from the date of issuance. No common stock has been issued in connection with this equity credit agreement. Although the Company is subject to contractual obligations, there are no assurances that it will exercise any rights to sell under the private equity agreements and receive additional funding from the Investor. The Company is obligated by its contract with the Investor to register with the Securities and Exchange Commission (the "SEC") for resale the shares underlying the private equity and warrant agreements described above. Existing SEC staff interpretations could require that the Company restructure its contractual registration obligations relating to the private equity credit agreement, and there can be no assurances that such restructuring can be arranged.

         Additionally, the Company has previously issued warrants to acquire 1,803,728 shares of common stock to Motorola, of which warrants to acquire 554,992 shares of common stock have expired and warrants to acquire 1,248,736 shares of common stock are currently exercisable, and will expire on July 31, 2001. In addition, the Company has issued and will continue to issue substantial stock options to employees.

         The holders of the convertible debt, options and warrants have the opportunity to profit from a rise in the market price of the Company's common stock, thus resulting in a possible dilution in the interest of other security holders. The Company's ability to obtain additional capital may be adversely affected as long as the convertible securities and debt remain unexercised. Moreover, the holders of the convertible securities and debt may exercise such instruments at a time when the Company may be able to obtain capital by a new offering of securities on terms more favorable than those under which existing warrants or options are exercisable. The total number of shares of common stock which may be issued to the holders of the convertible debt upon the exercise of a put right or the conversion of the convertible debt are based on formulas which are tied to the market price of the common stock just prior to the time of exercise or conversion. Thus, the exercise of a put right or the conversion of the convertible debenture could significantly dilute the per share value of the common stock held by the current investors. Additionally, a low exercise or conversion price may cause the holders of these instruments to exercise a put or convert, and immediately sell their common shares, thereby contributing to a downward movement in the stock price of the common stock. Similarly, the downward pressure on the trading price of the common stock could encourage the selling shareholders and other shareholders to engage in short sales of the common stock, which would further contribute to the downward movement of the price of the common stock. In the event the Company effects any exercise under the private equity credit agreements, there are similar dilution and market effect risks.

         RISK OF NASDAQ DELISTING OF COMMON STOCK The Company is required to meet certain financial requirements to ensure continued listing on the NASDAQ National Market. One of these requirements is that the Company's common stock maintain a minimum bid price of $1 per share of common stock. The Company's common stock has traded with a closing bid price below $1 since April 2, 2001, and has received notification from NASDAQ that it must cure the listing deficiency by July 2, 2001 or be subject to delisting. In the event NASDAQ initiates delisting procedures after July 2, 2001, the Company may appeal the delisting determination. In the event NASDAQ delists the Company's stock, the Company may seek an alternative exchange or market list for the Company's stock. A delisting from the NASDAQ National Market may adversely affect the liquidity and market price of the common stock.

ITEM 2. PROPERTIES

         The Company owns its main operating facility located in Des Moines, Iowa, subject to mortgage debt. This space is used for research and development, sales and marketing, operations and administration and consists of approximately 88,000 square feet. Annual mortgage payments for the Company's main operating facility total approximately $600,000. In December 1998, the Company began subletting excess capacity in its main operating facility in order to reduce its operating costs associated with the facility. Beginning July 19, 2000, the Company had sublet approximately 40,000 square feet of its main operating facility and will continue to sublet additional excess capacity in the future. The Company also leases numerous domestic and international sales and support offices for an aggregate annual rental payment of approximately $500,000. The Company believes that additional space will be available as needed.

ITEM 3. LEGAL PROCEEDINGS

         On September 1, 1999, Microware filed suit in the United States District Court for the Southern District of Iowa ("Court") against Apple Computer, Inc. ("Apple"). The suit charged Apple with trademark infringement, false designation of origin, unfair competition, and trademark dilution. Microware believes that Apple's use of the trademark "MAC OS 9" to identify its operating system software has, and will continue to, cause confusion in the marketplace, and dilute the value and goodwill associated with Microware's registered trademark for the mark "OS-9". On March 16, 2000, the Company was notified that the Court had ruled in favor of Apple in this matter. The Company filed a notice of appeal to the decision on March 30, 2000. Subsequently, on January 16, 2001 the United States Court of Appeal for the Eighth District affirmed the District Court's decision to deny Microware's motion for a preliminary injunction and grant Apple's motion for a summary judgement. The Company is not considering any further action in this litigation.

         Microware Systems France S.A.R.L. has two employment-related litigation matters, the adverse outcome of which could be material. The former president and general manager of the subsidiary was dismissed for cause in April 2001. He has since filed a claim for wrongful discharge. The salesman for the subsidiary has been on sick leave since March 22, 2001, and recently filed a claim for psychological harassment and a share of commissions on sales made by the Company's German office. Microware Systems France disputes both claims, which will be tried in French Labor Court in early 2002.

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

 ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive officers of the Company are as follows:


       Name                      Age                              Position
Kenneth B. Kaplan                 48     President, Chief Executive Officer and
                                         Chairman of the Board of Directors

George E. Leonard                 60     Executive Vice President, Chief
                                         Financial Officer, Chief Operating
                                         Officer, Secretary and Director

David A. Kendall                  46     Vice President of Sales

Douglas Kostlan                   47     Vice President of Marketing

Beth E. Law                       37     Chief Accounting Officer, Controller,
                                         Treasurer and Assistant Secretary

Kenji Nakai                       46     President and Representative Director,
                                         Microware Systems, KK

Gerhard Roesch                    50     Vice President, European and
                                         International Operations

         Mr. Kaplan has served as President and Chief Executive Officer of the Company since he co-founded it in 1977. Mr. Kaplan was one of the principal designers of the OS-9 real-time operating system. Mr. Kaplan is a Trustee of Drake University and Buena Vista University. Mr. Kaplan attended Drake University.

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

         Mr. Kendall joined Microware in January 2001 as director of business development. Mr. Kendall was promoted to Vice President of Sales on April 4, 2001. Mr Kendall was employed for the past 15 years by Avnet, a hardware and software distributor in St. Louis, Missouri, where he held positions including vice president of sales. Mr. Kendall received his Bachelor's of Science degree in engineering from the University of Guam

         Mr. Kostlan joined Microware in April 2001 as Vice President of Marketing. Mr. Kostlan was employed most recently by UGS of Ames, Iowa, formerly Engineering Animation, Inc. Prior to that, Mr. Kostlan worked at Texas Instruments in Dallas, Texas for 16 years. Mr. Kostland holds a Bachelor's of Science degree in engineering from the University of Iowa.

         Ms. Law has served as Chief Accounting Officer, Controller and Assistant Treasurer of the Company since February 2000. In July 2000, Ms. Law was appointed Treasurer. Prior to joining the Company, Ms. Law worked for Network Six, Inc., a systems integrator based in Warwick, Rhode Island. Ms. Law is a Certified Public Accountant, and holds a B.S. degree from the University of Rhode Island.

         Mr. Nakai joined Microware in June of 2000, as President and Representative Director of Microware Systems, KK. Mr. Nakai has held executive positions at HCL Technologies, Aspen Technology, Japan, Cray Research, Japan, and IBM, Japan. Mr. Nakai holds a bachelor of science degree in Instrumentation Engineering from Keio University in Tokyo, Japan.

         Mr. Roesch assumed the position of Vice President of European and International Operations in June of 2000. Prior to joining Microware as Managing Director for Central Europe in 1996, Mr. Roesch held the position of Managing Director for Cadre Technologies, a CASE-tool company. Mr. Roesch also has more than 15 years of previous management experience at companies such as Motorola (semiconductor), Ferranti (semiconductor), Daisy Systems (CAE) and TRW (semiconductor).

         On April 2, 2001, Mr. James Boswell resigned as Vice President of North American sales, and was replaced by Mr. Kendall.

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

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

         The Company's stock is listed on the Nasdaq National Market under the trading symbol "MWAR." The closing price of the Company's common stock, no par value (the "Common Stock"), as reported by the Nasdaq National Market as of May 31, 2001 was $0.54 per share. The following table sets forth the low and high closing sales prices per share for the Company's common stock on the Nasdaq National Market for the quarter indicated.


     Fiscal 2000                                          Low         High
      Quarter ended June 30, 1999                        $1.563      $ 2.000
      Quarter ended September 30, 1999                   $1.438      $ 2.625
      Quarter ended December 31, 1999                    $1.563      $ 6.250
      Quarter ended March 31, 2000                       $4.750      $10.750


     Fiscal 2001                                          Low        High

      Quarter ended June 30, 2000                        $2.375      $8.875
      Quarter ended September 30, 2000                   $1.438      $2.656
      Quarter ended December 31, 2000                    $0.438      $1.781
      Quarter ended March 31, 2001                       $0.500      $1.500

         As of May 31, 2001, there were approximately 275 shareholders of record of the Company's Common Stock. Certain recordholders are brokers and other institutions holding on behalf of shareholders. The Company has estimated the total number of such shareholders to be 7,000.

         The Company has never paid any cash dividends on its common stock and does not expect to pay any cash dividends in the foreseeable future. Any future determinations to pay cash dividends will be at the discretion of the Board of Directors and will depend on the Company's earnings, capital requirements, financial condition, credit and loan agreements in effect at that time and any other factors deemed relevant by the Board of Directors.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

         The following table contains certain selected financial data. There were no cash dividends or distributions made by the Company during the periods presented.

(In thousands, except per share data)


                                                                  Year ended March 31,
                                        -------------------------------------------------------------------------
                                            1997           1998            1999          2000           2001

Revenues                                    $26,134        $17,724        $16,615       $13,417       $14,017
Cost of revenues                              6,969          5,946          4,844         3,420         2,355
                                        -------------------------------------------------------------------------
Gross profit                                 19,165         11,778         11,771         9,997        11,662

Operating expenses:
   Research & development                     7,155          7,223          6,772         5,762         5,039
   Sales & marketing                         10,819         10,148         11,474         9,611         8,781
   General & administrative                   3,415          4,485          3,578         3,049         2,916
   Special charges                              438            940              -             -             -
                                        -------------------------------------------------------------------------

                                             21,827         22,796         21,824        18,422        16,736
                                        -------------------------------------------------------------------------

Operating profit(loss)                       (2,662)       (11,018)       (10,053)       (8,425)       (5,074)

Other income (expense):
   Foreign currency gain (loss), net            (30)           (79)            91           237          (477)
   Gain on sale of land and building              -            215            140             -             -
   Gain on sale of investment                     -            881              -             -             -
   Interest (expense) income, net             1,118            265            (35)         (282)         (844)
                                        -------------------------------------------------------------------------
                                              1,088          1,282            196           (45)       (1,321)

                                        -------------------------------------------------------------------------
Loss before income taxes                     (1,574)        (9,736)        (9,857)       (8,470)       (6,395)
Income tax(benefit) expense                      (3)           210             81           169            69
                                        -------------------------------------------------------------------------
Net loss                                     (1,571)        (9,946)        (9,938)       (8,639)       (6,464)

Preferred dividends                              -               -              -             -        (1,528)
                                        -------------------------------------------------------------------------
Loss applicable to common shares            $(1,571)       $(9,946)       $(9,938)      $(8,639)      $(7,992)
                                        =========================================================================

Basic and diluted loss per share (1)        $ (0.11)       $ (0.69)       $ (0.68)      $ (0.58)      $ (0.46)
                                        =========================================================================
Shares used in per share calculation
   - basic and diluted(1)                    13,754         14,378         14,718        14,994        17,295
                                        =========================================================================


                                                                   As of March 31,
                                        -----------------------------------------------------------------------
                                            1997           1998          1999          2000          2001
Balance Sheet Data:
   Cash & short-term investments            $19,962      $13,620         $7,527      $ 1,967       $ 1,756
   Working capital                           23,024       14,414          7,908        1,509         1,438
   Total assets                              49,083       37,499         27,534       18,210        17,066
   Total long-term
     debt (2)                                 8,076        6,984          6,918        6,847         7,521
   Total shareholders' equity                34,726       25,356         15,943        7,479         5,033

(1) See Note 1 of Notes to Consolidated Financial Statements for information concerning the computation of net loss per share.
(2) Includes current installments of long-term debt and long-term portion of notes payable to banks. See Note 5 of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THE FOLLOWING DISCUSSION PROVIDES AN ANALYSIS OF THE COMPANY'S FINANCIAL CONDITION AND RESULTS OF OPERATIONS, AND SHOULD BE READ IN CONJUNCTION WITH THE "SELECTED CONSOLIDATED FINANCIAL DATA" AND THE NOTES THERETO AND THE CONSOLIDATED FINANCIAL STATEMENTS AND THE NOTES THERETO OF THE COMPANY.

FORWARD-LOOKING INFORMATION IS SUBJECT TO RISK AND UNCERTAINTY
         This discussion and analysis of the Company's financial condition and results of operations includes forward-looking statements that involve risk and uncertainty, including management's expectations for fiscal 2002 and known trends and uncertainties in the business. Words such as "expects", "anticipates", "intends", "believes", "plans", "seeks", "estimates" and similar expressions or variations of these words are intended to identify forward-looking statements, but are not the only means of identifying forward-looking statements. Additionally, statements that refer to Microware's estimated or anticipated future results, sales or marketing strategies, new product development or performance or other non-historical facts are forward-looking and reflect Microware's current perspective of existing information. Forward-looking statements are inherently subject to risks and uncertainties that cannot be predicted or quantified, and actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements depending on a variety of factors including the volume and timing of orders received during the quarter, the Company's ability to successfully market its products, the Company's ability to keep pace with its competition and with rapid technological change, the Company's ability to manage turnover in its sales and marketing and other personnel and to attract and maintain personnel generally, as well as other risk factors mentioned throughout this Annual Report and in the Company's other filings with the Securities and Exchange Commission. Readers are urged not to place undue reliance on forward-looking statements and Microware disclaims any obligation to update any of the forward-looking statements contained in this Report to reflect any future events or developments. The Company's operating results have varied significantly from quarter to quarter in the past, and the future operating results of the Company may fluctuate as a result of the above and other risk factors detailed in this Annual Report and other documents filed by the Company with the Securities and Exchange Commission. Due to all of the foregoing factors, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as an indication of future performance. The Company's actual financial performance has not always met market expectations and the Company has experienced significant quarterly losses. It is likely that, in some future quarter, the Company's financial performance will again fall below market expectations.

OVERVIEW

         Microware provides software components, development tools, consulting services and third party technologies to OEMs and developers in the embedded marketplace. The Company is the manufacturer of the OS-9(R) real-time operating system, a product that was launched in 1977. The Company's software is used in a variety of markets, which represent many of the fastest-growing areas in post-PC technology including Internet appliances, consumer electronics, telecommunications, industrial automation, telematics, and digital television.

         The Company continues to derive revenue from new original equipment manufacturer (OEM) design wins as well as run-time software license royalty fees. Revenue is also generated from the sale of related software productivity tools, maintenance support and custom contract engineering work. The Company continues to see growth in new products, including a product that can run on any real-time operating system, not just the Company's flagship OS-9 product offering, thus increasing the potential customer base.

RESULTS OF OPERATIONS
         Amounts and percentage of revenues: The following table sets forth, for the periods indicated, the amount and related percentage of the Company's total revenues by each line item.

                                                                          ($ in thousands)

                                                                 Amounts and Percentage of Revenues
                                        -------------------------------------------------------------------------------------
                                                                       Years ended March 31,
                                        -------------------------------------------------------------------------------------
                                                   1999                         2000                        2001
                                        -------------------------    -------------------------    ---------------------------
Revenues:
  Product                                    $ 12,313            74%      $ 10,384          77%      $ 10,663            76%
  Services                                      4,302            26          3,033          23          3,354            24
                                             --------      --------       --------    --------       --------      --------
                                               16,615           100         13,417         100         14,017           100
                                             --------      --------       --------    --------       --------      --------

Cost of revenues:
  Product                                       2,613            16          2,041          15          1,064             8
  Services                                      2,231            13          1,379          10          1,291             9
                                             --------      --------       --------    --------       --------      --------
                                                4,844            29          3,420          25          2,355            17
                                             --------      --------       --------    --------       --------      --------
    Gross profit                               11,771            71          9,997          75         11,662            83
                                             --------      --------       --------    --------       --------      --------
Operating expenses:
  Research & development                        6,772            41          5,762          43          5,039            36
  Sales and marketing                          11,474            69          9,611          72          8,781            63
  General & administrative                      3,578            21          3,049          23          2,916            21
                                             --------      --------       --------    --------       --------      --------
                                               21,824           131         18,422         138         16,736           120
                                             --------      --------       --------    --------       --------      --------

      Operating loss                          (10,053)          (60)        (8,425)        (63)        (5,074)          (37)
                                             --------      --------       --------    --------       --------      --------
Other income (expense):
  Foreign currency gain (loss), net                91             *            237           2           (477)           (3)
  Gain on sale of land and building               140             1            -           -              -             -
  Interest income (expense), net                  (35)            *           (282)         (2)          (844)           (6)
                                             --------      --------       --------    --------       --------      --------
                                                  196             1            (45)          *         (1,321)           (9)
                                             --------      --------       --------    --------       --------      --------

    Loss before income tax expense             (9,857)          (59)        (8,470)        (63)        (6,395)          (46)

Income tax expense                                 81             *            169           1             69             *
                                             --------      --------       --------    --------       --------      --------
    Net loss                                   (9,938)          (59)%       (8,639)        (64)%       (6,464)          (46)%
                                             ========      ========       ========    ========       ========      ========

*Insignificant

FISCAL YEAR ENDED MARCH 31, 2001 COMPARED TO FISCAL YEAR ENDED MARCH 31, 2000

         REVENUES. Total revenues increased 4% or $600,000, from $13.4 million in fiscal 2000 to $14 million in fiscal 2001. This increase is attributable to a combination of successful product positioning, and greater effectiveness in engaging consulting service customers. Product revenues increased 3%, or $279,000, from $10.4 million in fiscal 2000 to $10.7 million in fiscal 2001. The increase in product revenues from fiscal 2000 to fiscal 2001 resulted from the introduction of key new products, the positioning of the Company as a solutions provider, and the resultant higher average sales price per item of the packages sold. Future growth in product revenues will continue to be substantially dependent on the Company's ability to develop cost effective sales channels in North America and abroad and the Company's customers' timely and successful development and distribution of new products using the Company's products. Each of these factors makes product revenues difficult to accurately forecast on a quarterly or annual basis. Services revenues increased 11%, or $322,000, from $3 million in fiscal 2000 to $3.4 million in fiscal 2001. The increase in service revenues resulted from a significant increase in custom engineering contracts. The Company has invested substantial resources to build its consulting services business over the past fiscal year.

         International revenues represented 64%, 68% and 65% of total revenues in fiscal 1999, 2000 and 2001, respectively. The percentage decrease from fiscal 2000 to fiscal 2001 resulted from stronger U.S. revenues, offset by slightly lower overseas sales posted by some of the subsidiaries. The Company expects international sales to continue to represent a significant portion of its revenues although the percentage may fluctuate from period to period. In Europe and Japan, revenues and expenses are primarily denominated in local currencies. The Company's operating and pricing strategies take into account changes in exchange rates over time. However, the Company's results of operations may be significantly affected in the short-term by fluctuations in foreign currency exchange rates.

         COST OF REVENUES. Cost of product revenues includes direct and indirect costs for documentation, production quality, and media for software products, as well as those costs related to the packaging, shipping and delivery of the product to the customer. Cost of product revenues also includes direct third party royalty expense and amortization expense of purchased and capitalized software. Cost of services revenues includes direct and indirect costs for technical phone support, training and education, and custom engineering.

         Total cost of revenues decreased 31%, or $1.1 million, from $3.4 million in fiscal 2000 to $2.4 million in fiscal 2001. As a percentage of product revenues, cost of product revenues decreased from 19.7% in fiscal 2000 to 10% in fiscal 2001. Cost of product revenues decreased as a percentage of product revenues as a result of decreased amortization of intangible assets capitalized in prior fiscal years. These assets are close to fully amortized, and substantially fewer intangibles have been capitalized in recent fiscal years. As a percentage of service revenues, cost of services decreased from 45.5% in fiscal 2000 to 38.5% in fiscal 2001. The percentage decrease between periods primarily resulted from a decrease in personnel in the technical phone support area.

         RESEARCH AND DEVELOPMENT. Research and development expense includes expenses associated with the development of new products and the enhancements of existing products, and consists primarily of employee salaries and related expenses. Research and development expense decreased 13%, or $723,000, from $5.8 million in fiscal 2000 to $5 million in fiscal 2001. The reduction in research and development expense is a primary result of fewer engineers employed by the Company during fiscal 2001. Certain efficiencies and cost saving measures have been implemented with the combination, over the last fiscal year, of all of the engineering teams into one cohesive product development team. Research and development costs have decreased as a percentage of sales from 43% in fiscal 2000 to 36% in fiscal 2001. Despite the cost saving measures, the Company continues to make substantial investments in product development. The Company believes that its future success will depend in large part on its ability to enhance its existing products, to develop new products and to maintain technological competitiveness. Consequently, the Company anticipates that it will continue to commit substantial resources to product development in the future.

         SALES AND MARKETING. Sales and marketing expense consists primarily of sales and marketing personnel related costs, including sales commissions. Sales and marketing expense also includes costs of advertising, public relations and attendance at industry trade shows. Sales and marketing expense decreased 9%, or $830,000, from $9.6 million in fiscal 2000 to $8.8 million in fiscal 2001. The overall decrease was attributable to cost cutting measures undertaken with relation to trade shows, reduced but more focused advertising placements, and to a lesser extent reduction of the number of sales personnel in the pre-sales support area.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of personnel costs for administration, finance, human resources and facilities management, as well as legal, auditing and certain recruiting and relocation expenses. General and administrative expenses decreased 4%, or $133,000, from $3 million in fiscal 2000 to $2.9 million in fiscal 2001. The decrease in general administrative expenses primarily stems from a reduction in severance costs expensed in fiscal 2000, but not applicable in fiscal 2001. Additionally, facilities expenses were offset to a greater extent in fiscal 2001, as a result of subleasing 100 percent of the excess capacity space in the headquarters building

         OTHER INCOME (EXPENSE). Other income (expense) increased 2836%, or $1.3 million, from ($45,000) in fiscal 2000 to ($1.3) million in fiscal 2001. The increase between periods resulted from the inclusion in fiscal 2001 of a one time non-cash charge to interest expense of $365,000 related to the beneficial conversion feature of a convertible debenture issued by the Company as part of an equity transaction, combined with a reduction of interest income due to cash used in operations. Additionally, the Company experienced a swing from foreign currency transaction gains in the previous fiscal year 2000, to a foreign currency transaction loss in the current fiscal year. This is attributable to dramatic fluctuations in currencies in countries in which the Company conducts business.

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

         Total cost of revenues decreased 29.4%, or $1.4 million, from $4.8 million in fiscal 1999 to $3.4 million in fiscal 2000. Overall cost of revenues decreased due to the reduction in total revenues. As a percentage of product revenues, cost of product revenues decreased from 21.2% in fiscal 1999 to 19.7% in fiscal 2000. Cost of product revenues decreased as a percentage of product revenues as a result of marginal efficiencies achieved in the direct costs of producing, packaging and shipping products to customers. As a percentage of services revenues, cost of services revenues decreased from 51.9% in fiscal 1999 to 45.5% in fiscal 2000. The percentage decrease between periods primarily resulted from an increase in higher margin support and maintenance contracts rather than custom engineering contracts which have greater costs associated with them.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company has historically funded its operations primarily through cash flow from operations, the sale of common and preferred stock and, to a lesser extent, long-term debt. In fiscal year 2001, the Company engaged in private placements of preferred stock and convertible debentures to fund operations. At March 31, 2001, the Company had approximately $1,438,000 in working capital and $1,756,000 in cash and short-term investments as compared to $1,509,000 in working capital and $1,967,000 in cash and short-term investments at March 31, 2000. At March 31, 2000 and 2001, the cash and short-term investment balances included $783 and $786 in short-term investments, respectively, that were reserved as collateral for the Letter of Credit required by the mortgage holder of the Company's main operating facility. The decrease in working capital and cash and short-term investments resulted principally from the use of cash during fiscal 2001 for operating activities.

         Cash used in operating activities amounted to $6,310,000, $4,972,000 and $4,141,000 for fiscal years 1999, 2000 and 2001, respectively. The cash used in operations in fiscal 2001 primarily resulted from the net loss of $6,464,000. Additionally significant uses of cash resulted from an increase of $782,000 in trade receivables, net.

         Cash provided by (used in) investing activities was $6,799,000, $3,464,000 and ($200,000) for fiscal years 1999, 2000 and 2001, respectively. In fiscal 1999 and 2000, cash provided by investing activities resulted principally from net maturities of short-term investments of $6,924,000 and $3,904,000 respectively. There were no short-term investment maturities or purchases in fiscal 2001, and cash used in investing activities was a result of capital expenditures.

         Cash provided by financing activities was $186,000, $104,000, and $4,170,000 for fiscal years 1999, 2000 and 2001, respectively. In fiscal 1999 and 2000, cash provided by financing activities primarily resulted from proceeds received from the issuance of common stock due to stock options exercised. Cash provided by financing activities in fiscal 2001 was a result of issuance of preferred shares of stock and convertible debt pursuant to equity and debt transactions entered into by the Company.

         As of March 31, 2001, the Company had approximately $7,521,000 of long-term debt outstanding, including current portion. Of that amount $6,801,000 relates to its headquarters building. Monthly payments are $49,000, including interest at 7.46%, with the unpaid balance due January 1, 2008. In accordance with the loan agreement, the Company has provided the lender an irrevocable standby letter of credit in the amount of $786,000. In order to obtain the irrevocable standby letter of credit, the Company has pledged a $786,000 U.S. Treasury bill as collateral. See Note 5 of Notes to Consolidated Financial Statements. Additionally, long-term debt includes $720,000 in a convertible debenture related to a debt transaction entered into by the Company.

         The negative cash flow experienced by the Company, combined with the losses in the past several years has substantially reduced working capital and available cash. This in turn has impaired its abilities to fund current and future operations, and raises doubt about the Company's ability to continue as a going concern. Management is exploring strategic opportunities to address liquidity, including the pursuit of additional financing and/or equity, possible corporate transactions and other initiatives.There can be no assurances that the Company will be able to secure the necessary financing or equity, nor return to profitability.

         Management does not believe that inflation has historically had a material effect on the Company's results of operations.

         Many of the Company's international contracts are denominated in local currencies, and an increase in the relative value of the dollar against such currencies would lead to a reduction in Company revenues. The Company attempts to minimize its foreign currency exposure by attempting to keep intercompany balances current and minimizing assets in any single currency denomination. However, due to recent losses, intercompany balances have increased and are not specifically hedged and there can be no assurance that the Company's future results of operations will not be adversely affected by currency fluctuations.

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

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued SFAS No, 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, which was later amended by SFAS No. 137, DEFERRAL OF THE EFFECTIVE DATE OF FASB STATEMENT NO. 133. This statement as amended establishes accounting and reporting standards for derivative instruments and all hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities at their fair values. Accounting for changes in the fair value of a derivative depends on its designation and effectiveness. For derivatives that qualify as effective hedges, the change in fair value will have no impact on earnings until the hedged item affects earnings. For derivatives that are not designated as hedging instruments or for the ineffective portion of a hedging instrument, the change in fair value will affect current period earnings. The Company implemented the statements on April 1, 2000 and there was no material impact on the Company" consolidated financial statements as a result of the implementation

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE SENSITIVITY
         Microware's exposure to market risk associated with changes in interest rates relates primarily to debt obligations as all financial assets are short term in nature. The Company is exposed to changes in fair values of its long-term debt that carries a fixed interest rate. As discussed in Note 5 of Notes to Consolidated Financial Statements, Microware had total long-term debt of $7,521,000 at March 31, 2001.

FOREIGN CURRENCY RISK
         Microware transacts business in various foreign currencies, primarily Japanese yen and certain European currencies, as discussed in Item 1 and accordingly is exposed to fluctuations in foreign currency markets. The Company does not enter into foreign currency hedging transactions.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by this Item is contained in the financial statements set forth in Item 14(a) under the caption "Consolidated Financial Statements."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         None.

PART III

ITEMS 10-13

         The response to Items 10, 11, 12, and 13 are incorporated by reference to the information concerning the applicable subjects in the Company's Proxy Statement for the 2001 Annual Meeting of Shareholders, expected to be filed pursuant to Regulation 14A no later than 120 days following March 31, 2001.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this report:

1.   Consolidated Financial Statements

     The following are included herein:
     Independent Auditors' Report
     Consolidated Balance Sheets as of March 31, 2000 and 2001
     Consolidated Statements of Operations for the three years ended March 31,
         2001
     Consolidated Statements of Shareholders' Equity for the three years ended
         March 31, 2001
     Consolidated Statements of Cash Flows for the three years ended March 31, 2001 Notes to Consolidated Financial Statements


2. Exhibits. The following are filed herewith or are incorporated by reference to exhibits previously filed with the Commission:


EXHIBIT NO.                                 DESCRIPTION
-------------------------------------------------------------------------------
3.1      Composite of Restated and Amended Articles of Incorporation of the
         Company, filed as Exhibit 3.1 to the Company's Current Report on Form
         8-K dated April 19, 2000 and hereby incorporated by reference.
3.2      Restated and Amended Bylaws of the Company, filed as Exhibit 3.2 to
         Pre-Effective Amendment No. 3 to the Company's Registration Statement
         on Form S-1 Reg. No. 33-99160-3 and hereby incorporated by reference.
4.1      Articles of Incorporation and Bylaws of the Company (included in
         Exhibits 3.1 and 3.2).
10.1     Stock and Warrant Purchase Agreement between the Company and Motorola,
         Inc. dated July 31, 1995, including Form of Warrant, filed as Exhibit
         10.1 to the Company's Registration Statement on Form S-1 Reg. No.
         33-99160 and hereby incorporated by reference.
10.2     Shareholder Agreement among the Company, Kenneth B. Kaplan, and
         Motorola, Inc. dated July 31, 1995, filed as Exhibit 10.2 to the
         Company's Registration Statement on Form S-1 Reg. No. 33-99160 and
         hereby incorporated by reference.
10.3     Agreement among the Company, Kenneth B. Kaplan, Lawrence A. Crane, and the 1994 Series A Preferred Stock holders dated March 11, 1996, filed as exhibit 10.18 to Pre-Effective Amendment No. 3 to the Company's
         Registration Statement on Form S-1, Reg. No. 33-99160, and hereby incorporated by reference.
10.4     Software Development and License Agreement between the Company and
         Motorola, Inc. filed as Exhibit 10.17 to Pre-Effective Amendment No. 3 to the Company's Registration Statement on Form S-1, Reg. No. 33-99160,
         and hereby incorporated by reference.
10.5     +1991 Stock Option Plan of the Company, filed as Exhibit 10.6 to the
         Company's Registration Statement on Form S-1, Reg. No. 33-99160, and
         hereby incorporated by reference.
10.6     +1992 Stock Option Plan of the Company, filed as Exhibit 10.7 to the
         Company's Registration Statement on Form S-1, Reg. No. 33-99160, and
         hereby incorporated by reference.
10.7     +1995 Stock Option Plan of the Company, as amended, filed as Exhibit
         4.3 to the Company's Registration Statement on Form S-8, Reg. No.
         333-57018 dated March 14, 2001, and hereby incorporated by reference.





10.8 +1999 Employee Stock Purchase Plan of the Company, filed as Exhibit 4.3 to the Company's Registration Statement on Form S-8, Reg. No.
         333-33622, and hereby incorporated by reference.
10.9     +401(k) Plan of the Company, filed as Exhibit 10.9 to the Company's
         Registration Statement on Form S-1, Reg. No. 33-99160, and hereby incorporated by reference.
10.10    +Non-Contributory Profit Sharing Plan of the Company, filed as Exhibit
         10.10 to the Company's Registration Statement on Form S-1, Reg. No.
         33-99160, and hereby incorporated by reference.
10.11 +Employment Agreement by and between George E. Leonard and the Company, dated as of September 17, 1999, filed as Exhibit 10.10 to Form 10-Q for the fiscal quarter ended September 30, 1999 and hereby incorporated by reference.
10.12    Securities Purchase Agreement between the Company and Elliott
         Associates, L.P. and Westgate International, L.P., dated as of April
         19, 2000, filed on the Company's Current Report on Form 8-K filed May
         4, 2000, and hereby incorporated by reference.
10.13    Registration Rights Agreement between the Company and Elliott
         Associates, L.P. and Westgate International, L.P., dated as of April
         19, 2000, filed on the Company's Current Report on Form 8-K filed May
         4, 2000, and hereby incorporated by reference.
10.14    Form of Option Agreement issued to Elliott Associates, L.P. and
         Westgate International, L.P., dated as of April 19, 2000, filed on May
         4, 2000, and hereby incorporated by reference.
10.15    Form of Warrant Agreement issued to Elliott Associates, L.P. and
         Westgate International, L.P., dated as of April 19, 2000, filed on the Company's Current Report on Form 8-K filed May 4, 2000, and hereby incorporated by reference.
10.16 Securities Purchase Agreement, dated as of November 28, 2000, between the Company and Elder Court, LLC, filed as Exhibit 10.1 to the Company's Registration Statement on Form S-3, Reg. No. 333-53054 dated
         December 29, 2000, and hereby incorporated by reference.
10.17 Registration Rights Agreement, dated as of November 28, 2000, between the Company and Elder Court, LLC, filed as Exhibit 10.1 to the Company's Registration Statement on Form S-3, Reg. No. 333-53054 dated
         December 29, 2000, and hereby incorporated by reference.
10.18 Debenture dated as of November 28, 2000, issued to Elder Court, LLC, filed as Exhibit 10.3 to the Company's Registration Statement on Form
         S-3, Reg. No. 333-53054 dated December 29, 2000, and hereby incorporated by reference.
10.19 Private Equity Credit Agreement, dated as of December 15, 2000, between the Company and Elder Court, LLC, filed as Exhibit 10.5 to the Company's Registration Statement on Form S-3, Reg. No. 333-53054 dated
         December 29, 2000, and hereby incorporated by reference.
10.20 Registration Rights Agreement, dated as of December 15, 2000, between the Company and Elder Court, LLC, filed as Exhibit 10.6 to the Company's Registration Statement on Form S-3, Reg. No. 333-53054, and hereby incorporated by reference.
10.21    Common Stock Purchase Warrant dated as of November 28, 2000, issued to
         Elder Court, LLC, filed as Exhibit 10.4 to Pre-Effective Amendment No.
         1 to the Company's Registration Statement on Form S-3, Reg. No.
         333-53054 dated March 1, 2001, and hereby incorporated by reference.
10.22    Common Stock Purchase Warrant dated as of November 28, 2000, issued to
         Roth Capital Partners, Inc., filed as Exhibit 10.5 to Pre-Effective
         Amendment No. 1 to the Company's Registration Statement on Form S-3,
         Reg. No. 333-53054 dated March 1, 2001, and hereby incorporated by reference.




10.23    Common Stock Purchase Warrant dated as of November 28, 2000, issued to
         Carbon Mesa Partners, LLC, filed as Exhibit 10.6 to Pre-Effective
         Amendment No. 1 to the Company's Registration Statement on Form S-3,
         Reg. No. 333-53054 dated March 1, 2001, and hereby incorporated by reference.
21       *Subsidiaries of the Registrant.
23       *Consent of KPMG LLP
(b)      Reports on Form 8-K - None.

----------------------------------------------------------------

+  Compensation Plan or Agreement
*  Filed Herewith

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto authorized, on the 29th day of June, 2001.

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


                SIGNATURE                                    TITLE                             DATE
          /S/ KENNETH B. KAPLAN            Chairman of the Board of Directors,
-----------------------------------------  President & Chief Executive Officer
            Kenneth B. Kaplan              (Principal Executive Officer)               June 29, 2001

                                           Executive Vice President, Chief Financial
          /S/ GEORGE E. LEONARD            Officer, Chief Operating Officer,
-----------------------------------------  Secretary and Assistant Treasurer           June 29, 2001
            George E. Leonard              (Principal Financial Officer)and Director


             /S/ BETH E. LAW               Chief Accounting Officer, Controller and    June 29, 2001
-----------------------------------------  Treasurer (Principal Accounting Officer)
               Beth E. Law


             /S/ ARTHUR DON
-----------------------------------------  Director                                    June 29, 2001
               Arthur Don





          /S/ DANIEL P. HOWELL
-----------------------------------------  Director                                    June 29, 2001
            Daniel P. Howell


           /S/ DENNIS E. YOUNG
-----------------------------------------  Director                                    June 29, 2001
             Dennis E. Young


          /S/ ROBERT A. PEISER
-----------------------------------------  Director                                    June 29, 2001
            Robert A. Peiser


                          INDEPENDENT AUDITORS' REPORT



Board of Directors
Microware Systems Corporation:

      We have audited the accompanying consolidated balance sheets of Microware Systems Corporation and subsidiaries as of March 31, 2000 and 2001 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended March 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     IN OUR OPINION, THE CONSOLIDATED FINANCIAL STATEMENTS REFERRED TO ABOVE PRESENT FAIRLY, IN ALL MATERIAL RESPECTS, THE FINANCIAL POSITION OF MICROWARE SYSTEMS CORPORATION AND SUBSIDIARIES AT MARCH 31, 2000 AND 2001 AND THE RESULTS OF THEIR OPERATIONS AND THEIR CASH FLOWS FOR EACH OF THE YEARS IN THE THREE-YEAR PERIOD ENDED MARCH 31, 2001, IN CONFORMITY WITH ACCOUNTING PRINCIPLES GENERALLY ACCEPTED IN THE UNITED STATES OF AMERICA.

      The accompanying consolidated financial statements have been prepared assuming that Microware Systems Corporation and subsidiaries will continue as a going concern. As discussed in note 15 to the consolidated financial statements, Microware Systems Corporation and subsidiaries have suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also described in note 15. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                    KPMG LLP


Des Moines, Iowa
June 20, 2001

                    MICROWARE SYSTEMS CORPORATION AND SUBSIDIARIES

                             Consolidated Balance Sheets

                  (in thousands, except share and per share amounts)


                                                                     March 31,               March 31,
                                                                        2000                   2001
                                                                 -------------------     ------------------
                                           Assets
Current assets:
      Cash and cash equivalents                                             $ 1,184                  $ 970
      Short-term investments (note 5)                                           783                    786
      Trade receivables, net (notes 2 and 4)                                  2,935                  3,761
      Income taxes receivable                                                    78                      -
      Inventories (note 4)                                                       77                     98
      Prepaid expenses and other current assets                                 413                    409
                                                                 -------------------     ------------------
          Total current assets                                                5,470                  6,024

Property and equipment, net (notes 3 and 5)                                  11,350                 10,194
                                                                 -------------------     ------------------

Other assets:
      Intangible assets, net of amortization (note 4)                           753                     71
      Deposits and other                                                        637                    777
                                                                 -------------------     ------------------
          Total other assets                                                  1,390                    848

                                                                 -------------------     ------------------
                                                                           $ 18,210               $ 17,066
                                                                 ===================     ==================

See accompanying notes to consolidated financial statements.

                    MICROWARE SYSTEMS CORPORATION AND SUBSIDIARIES

                             Consolidated Balance Sheets

                  (in thousands, except share and per share amounts)


                                                                                 March 31,               March 31,
                                                                                    2000                   2001
                                                                             -------------------     ------------------
                        Liabilities and Shareholders' Equity

Current liabilities:
      Current installments of long-term debt (note 5)                                      $ 77                   $ 74
      Accounts payable                                                                      756                    947
      Accrued expenses                                                                    2,061                  2,351
      Deferred revenues                                                                     865                    845
      Income taxes payable                                                                  202                    369
                                                                             -------------------     ------------------
          Total current liabilities                                                       3,961                  4,586

Long-term debt, less current installments (note 5)                                        6,770                  7,447

                                                                             -------------------     ------------------
                Total liabilities                                                        10,731                 12,033

Shareholders' equity (note 8):
      Series I preferred stock, no par value;
           500,000 shares authorized; none
           issued or outstanding                                                              -                      -
      Common stock, voting, no par value;
           50,000,000 shares authorized;
           15,411,900 and 19,286,385
           shares issued, 15,186,800 and
           19,061,285 shares outstanding                                                 37,492                 43,037
      Accumulated deficit                                                               (28,434)               (36,426)
      Accumulated other comprehensive loss - cumulative adjustment
           for foreign currency translation                                                (802)                  (801)
                                                                             -------------------     ------------------
                                                                                          8,256                  5,810
      Less cost of common shares aquired for the
           treasury, 225,100 shares                                                         777                    777
                                                                             -------------------     ------------------
                Total shareholders' equity                                                7,479                  5,033

Commitments and contingencies (note 12)
                                                                             -------------------     ------------------
                                                                                       $ 18,210               $ 17,066
                                                                             ===================     ==================

See accompanying notes to consolidated financial statements.

                 MICROWARE SYSTEMS CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Operations

                     (in thousands, except per share amounts)


                                                                                       Years ended March 31,
                                                               ------------------------------------------------------------
                                                                      1999                2000                 2001
                                                                      ----                ----                 ----
Revenues (notes 2 and 9):
      Product                                                  $         12,313    $          10,384    $          10,663
      Services                                                            4,302                3,033                3,354
                                                                 ---------------     ----------------     ----------------
                                                                         16,615               13,417               14,017
                                                                 ---------------     ----------------     ----------------
Cost of revenues:
      Product                                                             2,613                2,041                1,064
      Services                                                            2,231                1,379                1,291
                                                                 ---------------     ----------------     ----------------
                                                                          4,844                3,420                2,355
                                                                 ---------------     ----------------     ----------------
            Gross profit                                                 11,771                9,997               11,662
                                                                 ---------------     ----------------     ----------------
Operating expenses:
      Research and development                                            6,772                5,762                5,039
      Sales and marketing                                                11,474                9,611                8,781
      General and administrative                                          3,578                3,049                2,916
                                                                 ---------------     ----------------     ----------------
                                                                         21,824               18,422               16,736
                                                                 ---------------     ----------------     ----------------
            Operating loss                                              (10,053)              (8,425)              (5,074)
                                                                 ---------------     ----------------     ----------------

Other income (expense):
      Foreign currency gain (loss), net                                      91                  237                 (477)
      Gain on sale of land and building                                     140                    -                    -
      Interest expense                                                     (525)                (568)                (983)
      Interest income                                                       490                  286                  139
                                                                 ---------------     ----------------     ----------------
                                                                            196                  (45)              (1,321)
                                                                 ---------------     ----------------     ----------------
            Loss before income tax expense                               (9,857)              (8,470)              (6,395)
Income tax expense (note 6)                                                  81                  169                   69
                                                                 ---------------     ----------------     ----------------
            Net loss (note 9)                                            (9,938)              (8,639)              (6,464)
Preferred dividends                                                           -                    -               (1,528)
                                                                 ---------------     ----------------     ----------------

Loss applicable to common shares                               $         (9,938)   $          (8,639)   $          (7,992)
                                                                 ===============     ================     ================

Basic and diluted loss per share                               $           (.68)   $            (.58)   $            (.46)
                                                                 ===============     ================     ================

Shares used in per share calculation - basic and diluted                 14,718               14,994               17,295
                                                                 ===============     ================     ================

See accompanying notes to consolidated financial statements.

                 MICROWARE SYSTEMS CORPORATION AND SUBSIDIARIES

                 Consolidated Statements of Shareholders' Equity

                                 (in thousands)


                                                                                       Accumulated
                                                                                          other                          Total
                                                Preferred       Common    Accumulated  comprehensive      Treasury   shareholders'
                                                  Stock         Stock       Deficit         Loss           Stock         Equity
                                                  ------       ------       --------        -----         ------         ------
Balance at March 31, 1998                         $  -       $ 36,735      $ (9,857)     $   (745)      $   (777)      $ 25,356

Comprehensive loss
     Net loss                                        -            -          (9,938)          -              -           (9,938)
     Currency translation adjustments                -            -             -             195            -              195
                                                                                                                       --------
        Total comprehensive loss                                                                                         (9,743)
Issuance of common shares of stock                   -            351           -             -              -              351
Legal and other fees incurred for
     issuance of common shares of stock              -            (21)          -             -              -              (21)
                                                --------     --------      --------      --------       --------       --------
Balance at March 31, 1999                         $  -       $ 37,065      $(19,795)     $   (550)      $   (777)      $ 15,943

Comprehensive loss
     Net loss                                        -            -          (8,639)          -              -           (8,639)
     Currency translation adjustments                -            -             -            (252)           -             (252)
                                                                                                                       --------
        Total comprehensive loss                                                                                         (8,891)
Issuance of common shares of stock                   -            454           -             -              -              454
Legal and other fees incurred for
     issuance of common shares of stock              -            (27)          -             -              -              (27)
                                                --------     --------      --------      --------       --------       --------
Balance at March 31, 2000                          $ -       $ 37,492      $(28,434)     $   (802)      $   (777)      $  7,479

Comprehensive loss
     Net loss                                        -            -          (6,464)          -              -           (6,464)
     Currency translation adjustments                -            -             -               1            -                1
                                                                                                                       --------
        Total comprehensive loss                                                                                         (6,463)
Issuance of common shares of stock                   -            117           -             -              -              117
Issuance of preferred shares of stock              3,500          -             -             -              -            3,500
Beneficial conversion feature of convertible
     debenture                                       -            365           -             -              -              365
Conversion of preferred to common shares
     of stock                                     (3,500)       3,500           -             -              -              -
Dividends on preferred shares of stock
     (including beneficial conversion
     provisions and warrants)                        -          1,528        (1,528)          -              -              -
Conversion of convertible debenture to
     common shares of stock                          -            280           -             -              -              280
Legal and other fees incurred for issuance
     of preferred shares                             -           (245)          -             -              -             (245)
                                                --------     --------      --------      --------       --------       --------
Balance at March 31, 2001                         $  -       $ 43,037      $(36,426)     $   (801)      $   (777)      $  5,033
                                                ========     ========      ========      ========       ========       ========



See accompanying notes to consolidated financial statements.

                 MICROWARE SYSTEMS CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                                 (in thousands)



                                                                                          Years ended March 31,
                                                                              ---------------------------------------------
                                                                                 1999            2000           2001
                                                                                 ----            ----           ----
Cash flows from operating activities:
      Net loss                                                                 $ (9,938)          $ (8,639)          $ (6,464)
      Adjustments to reconcile net loss
          to net cash used in operating activities:
            Depreciation and amortization                                         2,905              2,859              1,885
            (Gain) loss on property and equipment                                  (140)               -                   37
            Beneficial conversion feature of convertible debenture                  -                  -                  365
            Write down of intangible and other assets                               -                  -                   75
            Deferred income taxes                                                   150                 45                -
            Change in trade receivables, net                                        526                658               (782)
            Change in income taxes receivable                                      (116)                44                 78
            Change in inventories                                                    (5)                (6)               (21)
            Change in prepaid royalties                                             370                -                  -
            Change in prepaid expenses and other current assets                     347                 25                134
            Change in other assets                                                  273                150                (76)
            Change in accounts payable                                             (499)              (171)               191
            Change in accrued expenses                                              (18)               (79)               290
            Change in deferred revenues                                            (221)                53                (20)
            Change in income taxes payable                                           56                 89                167
                                                                               --------           --------           --------
            Net cash used in operating activities                                (6,310)            (4,972)            (4,141)
                                                                               --------           --------           --------
Cash flows from investing activities:
      Capital expenditures                                                         (790)              (440)              (202)
      Proceeds from sale of property and equipment                                  665                -                    2
      Purchases of short-term investments                                        (9,679)               -                  -
      Maturities of short-term investments                                       16,603              3,904                -
                                                                               --------           --------           --------
            Net cash provided by (used in) investing activities                   6,799              3,464               (200)
                                                                               --------           --------           --------
Cash flows from financing activities:
      Principal payments on notes payable to banks and long-term debt              (144)              (323)               (72)
      Proceeds on issuance of common shares of stock                                351                454                117
      Proceeds on issuance of preferred shares of stock                             -                  -                3,500
      Proceeds on issuance of convertible debenture                                 -                  -                1,000
      Cost of issuance of stock                                                     (21)               (27)              (245)
      Cost of issuance of convertible debenture                                     -                  -                 (130)
                                                                               --------           --------           --------
            Net cash provided by financing activities                               186                104              4,170
                                                                               --------           --------           --------
                                                                                    675             (1,404)              (171)
Effect of foreign currency exchange rate changes on cash                            156               (252)               (43)
                                                                               --------           --------           --------
            Net increase (decrease) in cash and cash equivalents                    831             (1,656)              (214)
Cash and cash equivalents at beginning of year                                    2,009              2,840              1,184
                                                                               --------           --------           --------
Cash and cash equivalents at end of year                                       $  2,840           $  1,184           $    970
                                                                               ========           ========           ========

See accompanying notes to consolidated financial statements.

                 MICROWARE SYSTEMS CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

               (in thousands, except share and per share amounts)

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

       TRANSLATION OF FOREIGN FINANCIAL STATEMENTS

       All assets and liabilities in the balance sheets of foreign subsidiaries whose functional currency is other than the U.S. dollar are translated at year-end exchange rates. Income and expense items are translated at the average exchange rate for the year. Translation gains and losses are not included in determining net earnings but are accumulated as a separate component of shareholders' equity. Foreign currency transaction gains and losses are included in determining net loss.

       USE OF ESTIMATES

       The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

       Cash equivalents consist of money market funds, a United States treasury fund and United States treasury bills with stated effective maturities of three months or less at time of purchase. Short-term investments consist of United States treasury bills with stated effective maturities greater than three months at time of purchase. Cash equivalents and all of the Company's short-term investments are classified as "held-to-maturity" and are stated at amortized cost, which approximates fair value.

                 MICROWARE SYSTEMS CORPORATION AND SUBSIDIARIES

               (in thousands, except share and per share amounts)

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RELATED MATTERS, CONTINUED

       PROPERTY AND EQUIPMENT

       Property and equipment are stated at cost and are depreciated on straight-line methods with estimated useful lives of 5 to 30 years for building and improvements and 3 to 5 years for furniture, fixtures, and equipment and research and development equipment.

       INTANGIBLE ASSETS

       The balance of intangible assets as of March 31, 2000 and 2001 consisted of the following:


                                                                        2000
                                                   -----------------------------------------------
                                                                    Accumulated
                                                        Cost        Amortization        Net
                                                   ------------   --------------   -----------
             Capitalized software
                  development costs                $      1,211   $      1,143     $       68
             Purchased software                           4,550          3,903            647
             Patents, copyrights, and other                 444            406             38
                                                       --------       --------         ------
                                                   $      6,205   $      5,452     $      753
                                                       ========       ========         ======


                                                                        2001
                                                   -----------------------------------------------
                                                                    Accumulated
                                                        Cost        Amortization        Net
                                                   ------------   --------------   -----------
             Capitalized software
                  development costs                $      1,211   $      1,203     $        7
             Purchased software                           4,529          4,487             43
             Patents, copyrights, and other                 445            424             21
                                                       --------       --------         ------
                                                      $   6,185       $  6,114            $71
                                                      =========       ========        =======

                 MICROWARE SYSTEMS CORPORATION AND SUBSIDIARIES

               (in thousands, except share and per share amounts)

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RELATED MATTERS, CONTINUED

       INTANGIBLE ASSETS, CONTINUED

       The Company historically has capitalized software development costs incurred in the production of computer software. Software development costs incurred prior to technological feasibility were expensed as research and development costs. Capitalization of these costs ceased when the product was considered available for general release to customers. The Company no longer incurs any material costs between technological feasibility and general release, therefore, the Company no longer capitalizes any costs, but expenses them as research and development costs. Amortization of previously capitalized software development costs is calculated using the straight-line method over the expected product life cycle of three years. Amortization of capitalized software development costs amounted to $150, $105 and $60 for the years ended March 31, 1999, 2000, and 2001, respectively.

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

       ADVERTISING

       Advertising costs incurred for the years ended March 31, 1999, 2000, and 2001 were $810, $982, and $758, respectively.

       REVENUE RECOGNITION

       Product revenues primarily consist of software licenses and development tool products sold and royalties earned from equipment distributors. Software license fees are recognized as revenues upon contract signing and shipment of the software master copy. Sales of development tool products are recognized as revenues upon shipment. Royalties earned from equipment distributors are recognized as revenues when reported by the equipment distributors or upon shipment of labels or other delivery method for non-refundable royalties requiring no further services by the Company.

                 MICROWARE SYSTEMS CORPORATION AND SUBSIDIARIES

               (in thousands, except share and per share amounts)

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

       In December 1998, the AICPA released SOP 98-9, "Modification of SOP 97-2, `Software Revenue Recognition with Respect to Certain Transactions." SOP 98-9 amends SOP 97-2 to require that an entity recognize revenue for multiple element arrangements by means of the "residual method" when (1) there is vendor-specific objective evidence of the fair values of all the undelivered elements that are not accounted for by means of long-term contract accounting (2) vendor-specific objective evidence of fair value does not exist for one or more of the delivered elements, and (3) all revenue recognition criteria of SOP 97-2 (other than the requirement for vendor-specific objective evidence of the fair value of each delivered element) are satisfied. The provisions of SOP 98-9 extend the deferral of certain paragraphs of SOP 97-2 and became effective for transactions that were entered into in fiscal years beginning after March 15, 1999. The adoption of this statement did not have a material impact on the Company's operating results, financial position or cash flows.

       COMPUTATION OF LOSS PER SHARE

       Basic loss per share is based on the loss applicable to common shares divided by the weighted average number of common shares outstanding in each year. Diluted loss per common share assumes that outstanding common shares were increased by shares issuable upon exercise of those stock option shares for which market price exceeds exercise price, if any, less shares which could have been purchased by the Company with the related proceeds. Shares resulting in an antidilutive effect are excluded.

       COMPREHENSIVE INCOME (LOSS)

       Comprehensive income is defined as the change in equity of a company during a period from transactions and other events and circumstances, excluding transactions resulting from investments by owners and distributions to owners. For the Company, the primary difference between net income and comprehensive income results from foreign currency translation adjustments. The Company's comprehensive income has been presented in the Consolidated Statements of Shareholders' Equity. As of March 31, 2001, accumulated other comprehensive loss consisted of foreign currency translation adjustments of $801.

                 MICROWARE SYSTEMS CORPORATION AND SUBSIDIARIES

               (in thousands, except share and per share amounts)

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

           LONG-TERM DEBT

           Rates currently available to the Company for such borrowings with similar terms and remaining maturities are used to discount the future cash flows to estimate the fair value for long-term debt. The carrying amounts of the Company's long-term debt approximates fair value as of March 31, 2001.

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

       RECENT ACCOUNTING PRONOUNCEMENTS

       In June 1998, the Financial Accounting Standards Board issued SFAS No, 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, which was later amended by SFAS No. 137, DEFERRAL OF THE EFFECTIVE DATE OF FASB STATEMENT NO. 133. This statement as amended establishes accounting and reporting standards for derivative instruments and all hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities at their fair values. Accounting for changes in the fair value of a derivative depends on its designation and effectiveness. For derivatives that qualify as effective hedges, the change in fair value will have no impact on earnings until the hedged item affects earnings. For derivatives that are not designated as hedging instruments or for the ineffective portion of a hedging instrument, the change in fair value will affect current period earnings. The Company implemented the statements on April 1, 2000 and there was no material impact on the Company's consolidated financial statements as a result of the implementation

(2)    TRADE RECEIVABLES

       At March 31, 2000 and 2001 the Company had no customer whose trade receivable balance exceeded 10 percent of consolidated trade receivables.

       The activity in the Company's allowance for doubtful accounts for the years ended March 31, 1999, 2000, and 2001 consisted of the following:




                                                    Balance at      Additions       Deductions,
                                                     beginning      charged to        net of           Balance at
                                                      of year        expenses       recoveries        end of year
                                                      -------        --------       ----------        -----------
            Year ended March 31, 1999                $     502      $    103        $    120          $     485
                                                        ======         =====           =====             ======
            Year ended March 31, 2000                $     485      $     97        $    148          $     434
                                                        ======         =====           =====             ======
            Year ended March 31, 2001                $     434      $     33        $     14          $     453
                                                        ======         =====           =====             ======

                 MICROWARE SYSTEMS CORPORATION AND SUBSIDIARIES

               (in thousands, except share and per share amounts)

(3)    PROPERTY AND EQUIPMENT

       Property and equipment consisted of the following:


                                                                                  March 31,
                                                                        ------------------------------
                                                                            2000            2001
                                                                            ----            ----
               Land and improvements                                  $      2,004    $     2,004
               Building                                                      8,426          8,426
               Furniture, fixtures, and equipment                            3,637          3,454
               Research and development equipment                            2,677          2,688
               Leasehold improvements                                          120            109
                                                                           --------       --------
                                                                            16,864         16,684
               Accumulated depreciation and amortization                     5,514          6,487
                                                                           -------        -------
                                                                        $   11,350     $   10,194
                                                                            ======         ======

(4)    NOTES PAYABLE TO BANKS

       Microware has a $1,000 line of credit with a bank bearing interest at the bank's base rate. The line of credit matures on October 31, 2001 and is renewable annually. Funds advanced are secured by Microware's trade receivables, inventories, and intangible assets. There were no borrowings outstanding at March 31, 2000 or 2001.

(5)    LONG-TERM DEBT

       Long-term debt at March 31, 2000 and 2001 consisted of the following:


                                                                                2000               2001
                                                                             -----------        -----------
          Promissory note                                                        $6,847             $6,801
          Convertible debenture                                                       -                720
                                                                             -----------        -----------
                                                                                  6,847              7,521
          Less current installments                                                  77                 74
                                                                             -----------        -----------
               Long-term debt, excluding current installments                    $6,770             $7,447
                                                                             ===========        ===========


       The Company, through its wholly owned subsidiary Microware Systems
           Corporate Park, Inc. executed a promissory note with GMAC Commercial Mortgage Corporation in the amount of $7,000. The note is secured by the Company's headquarters facility and associated real estate. In accordance with the agreement, the Company has provided GMAC an irrevocable standby letter of credit in the amount of $786. In order to obtain the irrevocable standby letter of credit, the Company has pledged a $786 U.S. Treasury bill as collateral. Monthly payments are $49, including interest at 7.46 percent, with the unpaid balance due January 1, 2008.

                 MICROWARE SYSTEMS CORPORATION AND SUBSIDIARIES

               (in thousands, except share and per share amounts)

(5)      LONG-TERM DEBT, CONTINUED

       On November 28, 2000, the Company entered into a Securities Purchase Agreement with Elder Court, LLC. ("Elder Court") pursuant to which Elder Court was issued a $2,000, 8% Convertible Debenture (the "Debenture"), due on November 28, 2003. The Debenture is convertible into common shares at an exercise price of the lower of (a) $0.69 per share or (b) 80% of the average market price of the common stock of any three trading days during the twenty trading days prior to conversion. The purchase price for the Debenture was payable in two tranches, of which $1,000 was funded at the closing date in November. The remaining $1,000 was funded subsequent to year-end on May 1, 2001. Elder Court also received a warrant to purchase 500,000 additional shares of the Company's common stock at a price of $0.50 per share. In connection with the issuance of the Debenture, the Company also issued one warrant each to Roth Capital Partners, Inc. and Carbon Mesa Partners, LLC to purchase 45,000 and 5,000 shares of common stock, respectively, at a price of $0.50 per share. The warrants are exercisable at any time and expire on November 28, 2005. On January 16, 2001, Elder Court converted $280 of the principal amount of the Debenture, plus accrued interest at that date, into 808,591 common shares at a price of $0.35 per share.

       In accordance with Accounting Principles Board (APB) Opinion No. 14, $59 of the proceeds from the issuance of the debenture was allocated to the value of the warrants issued using the relative fair market value method. Additionally, in accordance with Emerging Issues Task Force (EITF) Issue No. 98-5, debenture sales proceeds of $365 were allocated to additional paid in capital for the beneficial conversion feature using the intrinsic value method. Since the debenture was convertible on the date of issuance, the $365 debenture discount was charged to interest expense upon issuance.

       The aggregate maturities of long-term debt for each of the five years ending March 31, 2006 and thereafter are as follows:

                         2002                                    $       74
                         2003                                            79
                         2004                                           804
                         2005                                            92
                         2006                                            99
                         Thereafter                                   6,373
                                                                     ------
                                                                     $7,521
                                                                     ======

                 MICROWARE SYSTEMS CORPORATION AND SUBSIDIARIES

               (in thousands, except share and per share amounts)

(6)    INCOME TAXES

The provision for income taxes is based on loss before income tax expense as follows:



                                                   1999           2000          2001
                                                   ----           ----          ----

             United States                   $    (8,908)     $    (6,618)  $    (5,948)
             Foreign                                (949)          (1,852)         (447)
                                                 ---------        ---------     ---------
                                             $    (9,857)     $    (8,470)  $    (6,395)
                                                 =========        =========     =========


       Components of income tax expense (benefit) for the years ended March 31, 1999, 2000, and 2001 consist of the following:


                                                                1999
                                               ----------------------------------------
                                                 Domestic       Foreign
                                                  income        income       Total
                                                  ------        ----         ------
                     Current                   $     (155)   $     86     $      (69)
                     Deferred                         150           -            150
                                                   ------        ----         ------
                                               $       (5)   $     86     $       81
                                                   =======       ====         ======

                                                                2000
                                               ----------------------------------------
                                                 Domestic      Foreign
                                                  income        income       Total
                                                  ------        ----         ------
                     Current                   $       25  $     99     $      169
                     Deferred                          45         -             45
                                                   ------      ----         -------
                                               $       70    $   99     $      169
                                                   ======      ====         ======
                                                                2001
                                               ----------------------------------------
                                                 Domestic       Foreign
                                                  income        income       Total
                                                  ------        ----         ------
                     Current                   $      (20)  $     89     $     69
                     Deferred                          -           -            -
                                                     ----        ----         ----
                                               $      (20)   $     89     $    69
                                                   =======       ====       ======

                 MICROWARE SYSTEMS CORPORATION AND SUBSIDIARIES

               (in thousands, except share and per share amounts)

(6)    INCOME TAXES, CONTINUED

       Income tax expense (benefit) for the years ended March 31, 1999, 2000, and 2001 differs from the "expected" income tax expense (benefit) computed by applying the United States expected federal income tax rate of 34 percent to loss before income tax expense due to the following:



                                                                           1999         2000         2001
                                                                           ----         ----         ----

             Computed "expected" tax benefit                           $   (3,351)  $   (2,880)  $   (2,174)
             Increase (decrease) in taxes resulting from:
                  U.S. losses without current benefit                       2,912        2,489        2,512
                  Foreign losses without current benefit                      459          449           62
                  Foreign taxes differential                                   86           99           89
                  Other                                                       (25)          12          (60)
                                                                           -------      ------       -------
                                                                       $       81   $      169   $       69
                                                                           =======      ======       ======

       The tax effects of temporary differences that give rise to deferred tax assets and liabilities at March 31, 2000 and 2001 are presented below:


                                                                                           March 31,
                                                                                 ------------------------------
                                                                                      2000           2001
                                                                                      ----           ----
         Deferred tax assets:
              U.S. net operating loss carryforwards                              $    12,971    $    15,127
              Foreign net operating loss carryforwards                                 1,211          1,211
              Research credit carryforward                                               200            200
              Post contract customer support unearned revenue                            198            182
              Compensation/benefits                                                       30             30
              Allowance for doubtful accounts                                            135            144
              Warranty reserve                                                            83             82
              Other                                                                        1              1
                                                                                     -------        -------
                  Total gross deferred tax assets                                     14,829         16,977
               Less valuation allowance                                               14,448         16,714
                                                                                     -------        -------
                      Total deferred tax assets                                          381            263
                                                                                     -------        -------

         Deferred tax liabilities:
              Capitalized software costs                                                  24              3
              Property and equipment                                                     357            260
                                                                                     -------        -------
                  Total deferred tax liabilities                                         381            263
                                                                                     -------        -------

                  Net deferred tax assets                                        $         -    $         -
                                                                                     =======        =======

                 MICROWARE SYSTEMS CORPORATION AND SUBSIDIARIES

               (in thousands, except share and per share amounts)

(6)    INCOME TAXES, CONTINUED

       The net deferred tax assets at March 31, 2000 and 2001 are composed of current deferred tax assets of $381 and $263 respectively, and noncurrent deferred tax liabilities of $381 and $263, respectively.

       The net change in the total valuation allowance for the years ended March
           31, 2000 and 2001 was an increase of $2,266 and $2,419 respectively, and relates primarily to increases in net operating loss carryforwards. Utilization of the U.S. and foreign net operating losses is dependent upon future taxable income generated in the respective U.S. and foreign subsidiaries. The Company recorded the valuation allowance due to its lack of history of consistent earnings in the U.S. and in a foreign subsidiary generating the net operating loss carryforwards. At March 31, 2001, the Company has U.S. net operating loss carryforwards for federal income tax purposes of approximately $42,400 (including approximately $3,600 from tax benefits related to employee stock options) which are available to offset future federal taxable income, if any, expiring as follows:
           $8,500 in 2012, $10,700 in 2013, $9,400 in 2019, $7,400 in 2020, and
           $6,400 in 2021. To the extent the Company's net operating losses may be utilized in future periods, the tax benefit allocable to the employee stock options will be credited to paid in capital. The foreign net operating loss carryforwards expire as follows: $1,860 in 2003 and $1,500 in 2004.

(7)    PROFIT SHARING PLAN

       Microware has a contributory profit sharing plan for substantially all full-time employees. Under the contributory plan, Microware provides matching cash contributions based on qualified employee contributions, as well as certain other contributions. Microware's contributions to the contributory plan for the years ended March 31, 1999, 2000, and 2001 amounted to $114, $99, and $123, respectively.

(8)    STOCK OPTIONS

       The Company has established 1991, 1992 and 1995 Stock Option Plans (the
           Plans) and granted options to certain officers, directors, and employees to purchase shares of common stock. The options granted under the Plans expire 10 years from the date such option is granted. Options vest over a two to five year period and are exercisable under conditions specified in the Plans' agreements.

       The 1991, 1992 and 1995 Plans had available 512,000, 496,000 and
           2,670,000 total shares of common stock subject to option, respectively.

       Activity for the Company's Plans is as follows:

                                     1999                               2000                               2001
                       ---------------------------------  ---------------------------------  ---------------------------------
                          Number        Option Price         Number        Option Price         Number        Option Price
                         of Shares       Per Share          of Shares       Per Share          of Shares       Per Sshare
                         ---------       ---------          ---------       ---------          ---------       ---------
        Beginning
           balance       2,008,310      $0.50-15.50          1,869,325      $0.50-15.50         1,719,367    $0.9375-10.563
        Issued           1,126,150      $1.94-5.88             535,700      $1.56-10.563          561,750      $0.50-4.25
        Exercised          376,900      $0.50-3.125            256,908      $0.50-7.00              6,500      $1.94-2.56
        Canceled           888,235      $1.94-15.50            428,750      $1.82-15.50           289,642      $1.56-7.00
                       ------------                       ------------                      ------------
        Ending
           balance       1,869,325      $0.50-15.50          1,719,367   $0.9375-10.563         1,984,975    $0.50-10.563
                         =========      ===========          =========   ==============         =========     ============

                 MICROWARE SYSTEMS CORPORATION AND SUBSIDIARIES

               (in thousands, except share and per share amounts)

(8)    STOCK OPTIONS, CONTINUED

       SFAS No. 123 requires proforma information regarding net earnings (loss) and net earnings (loss) per share be determined as if the Company has accounted for its stock options granted subsequent to December 15, 1994 under the "fair value" method. Under SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model with the following assumptions used for grants during fiscal 1999, 2000 and 2001: risk free interest rates of 5.0%, 6.0% and 6.0% respectively; expected volatility of 90.0%, 120.0% and 132.2%, respectively; an expected option life of 6.0 years, 5.0 years, and 5.0 years, respectively; and no expected dividends for any year. As the Company was a nonpublic entity until April 2, 1996, it is permitted under SFAS No. 123 to use the "minimum value" method to value stock options granted prior to April 2, 1996. Under the "minimum value" method expected volatility is effectively zero. The weighted average fair value of stock options granted under the Plans for the years ended March 31, 1999, 2000, and 2001 was $2.03, $1.86 and $1.24, respectively.

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

       The Company applies the provisions of APB No. 25 and related interpretations in accounting for compensation expense under the Plans. Had compensation expense under the Plans been determined pursuant to SFAS No. 123, the Company's proforma loss applicable to common shares and loss per share for the years ended March 31, 1999, 2000 and 2001 would have been as follows:


                                                          1999                  2000                  2001
                                                    -----------------     -----------------     ------------------
               Loss applicable to common shares:
                      As reported                   $     (9,938)         $     (8,639)         $     (7,992)
                      Proforma                      $    (10,976)         $     (9,700)         $     (8,585)

               Loss per share:
                      As reported
                           Basic and diluted        $     (0.68)          $     (0.58)          $     (0.46)
                      Proforma
                           Basic and diluted        $     (0.75)          $     (0.65)          $     (0.50)



       The above proforma disclosures are not necessarily representative of the effects on reported net earnings (loss) for future years. Diluted loss per share does not include stock options exercisable (see below) as the exercise would have an antidilutive effect on the computation.

                  MICROWARE SYSTEMS CORPORAION AND SUBSIDIARIES

               (in thousands, except share and per share amounts)

(8)    STOCK OPTIONS, CONTINUED

       The following table summarizes information about fixed stock options outstanding under the Plans at March 31, 2001:


                                Options Outstanding                                     Options Exercisable
       ----------------------------------------------------------------------    ----------------------------------
                                               Weighted-
                                                Average        Weighted-                             Weighted-
             Range of                          Remaining        Average                               Average
             Exercise            Number       Contractual      Exercise              Number           Exercise
              Prices          Outstanding         Life           Price             Exercisable         Price
              ------          -----------         ----           -----             -----------         -----
       $0.50 - 1.55              549,800          7.8          $ 0.8358               123,300      $    1.2213
       $1.56 - 3.10              999,986          6.6          $ 2.0140               366,961      $    2.0495
       $3.11 - 4.65              298,950          5.2          $ 3.3167               203,200      $    3.1852
       $4.66 - 6.20               92,000          8.0          $ 5.4775                33,000      $    5.4086
       $6.21 - 7.75               43,239          7.2          $ 6.5974                21,299      $    6.6375
       $7.76 - 10.85               1,000          0.3          $ 10.563                   250      $   10.5630
                            -------------                                       -------------
                               1,984,975          6.8          $ 2.1485               748,010      $    2.5032
                           ==============         ===            ======          =============       =========

                 MICROWARE SYSTEMS CORPORATION AND SUBSIDIARIES

               (in thousands, except share and per share amounts)

(9)    FOREIGN OPERATIONS

       A summary of the Company's domestic and foreign operations as of and for the years ended March 31, 1999, 2000, and 2001 is presented below:


                                                                           1999
                                     U.S.        U.K.      JAPAN       FRANCE      GERMANY     ELIMINATIONS      TOTAL
                                     ----        ----      -----       ------      -------     ------------      -----
       Revenues                  $   9,805    $  3,086   $   3,171  $   1,131    $   2,643    $   (3,221)    $  16,615
                                 =========    ========   =========  =========    =========    ==========     ===========
       Operating (loss) profit   $  (8,427)   $   (145)  $  (1,200) $    (358)   $      77    $        -     $  (10,053)
                                 =========    ========   =========  =========    =========    ==========     ===========
       Net (loss) earnings       $  (8,981)   $   (162)  $  (1,210) $     355    $      60    $        -     $   (9,938)
                                 =========    ========   =========  =========    =========    ===========    ===========
       Total assets              $ 31,605     $  1,053   $   1,501  $     850    $   1,000    $     (8,903   $    27,106
                                 ========     ========   =========  =========    =========    ============    ==========
       Total liabilities         $   9,349    $  1,628   $  2,569   $     857    $   1,150    $     (4,390   $    11,163
                                 =========    ========   ========   =========    =========    ============    ==========
                                                                           2000
                                     U.S        U.K.       JAPAN       FRANCE      GERMANY    ELIMINATIONS       TOTAL
                                     ---        ----       -----       ------      -------    ------------       -----
       Revenues                  $   7,061   $  1,977   $   4,125   $     846    $   2,243    $   (2,835)    $   13,417
                                 =========   ========   =========   =========    =========    ===========     ==========
       Operating loss            $  (6,587)  $   (468)  $   (806)   $    (513)   $     (51)   $        -     $   (8,425)
                                 =========   ========   ========    =========    =========    ===========     ==========
       Net loss                  $  (6,783)  $   (461)  $   (859)   $    (522)   $     (14)   $        -     $   (8,639)
                                 =========   ========   ========    =========    =========    ===========     ==========
       Total assets              $ 25,109    $     813  $   1,506   $     439    $     909    $   (10,567)   $   18,210
                                 ========    =========  =========   =========    =========    ============    ==========
       Total liabilities         $   9,303   $  1,836   $   3,660   $     932    $   1,055    $    (6,055)   $   10,731
                                 =========   ========   =========   =========    =========    ============    ==========


                                                                           2001
                                     U.S         U.K.      JAPAN       FRANCE      GERMANY    ELIMINATIONS       TOTAL
                                     ---         ----      -----       ------      -------    ------------       -----
       Revenues                  $   7,695    $  1,978   $   4,711  $     503    $   1,975    $   (2,845)     $  14,017
                                 =========    ========   =========  =========    =========    ============    ==========
       Operating loss            $  (4,798)   $   (182)  $      343 $    (284)   $    (153)   $  -            $  (5,074)
                                 =========    ========   ========== =========    =========    ============     =========
       Net loss                  $  (6,004)   $   (182)  $      146 $    (312)   $    (112)   $    -          $  (6,464)
                                 =========    ========   ========== =========    =========    ============    ==========
       Total assets              $ 23,916     $     700  $   1,783  $     306    $     836    $    (10,475)   $  17,066
                                 ========     =========  =========  =========    =========    ============    ==========
       Total liabilities         $  10,646    $  1,785   $   3,426  $   1,060    $   1,079    $     (5,963)   $  12,033
                                 =========    ========   =========  =========    =========    ============    ==========


       Included in U.S. revenues are foreign export sales, of approximately
              $553, $422, and $0 during the years ended March 31, 1999, 2000, and 2001, respectively. Revenue eliminations represent primarily intercompany sales between the U.S. and foreign operations and royalties paid to the U.S. by foreign subsidiaries.

                 MICROWARE SYSTEMS CORPORATION AND SUBSIDIARIES

               (in thousands, except share and per share amounts)

(10)   SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

       During the years ended March 31, 1999, 2000, and 2001, the Company paid interest of approximately $519, $568, and $516, respectively.

       Income taxes paid during the years ended March 31, 1999, 2000, and 2001 amounted to approximately $13, $25, and $7 respectively.

       During the year ended March 31, 2001, the Company recorded certain non-cash transactions related to the issuance and conversion of preferred shares of stock and convertible debt. Dividends on preferred shares amounted to $1,528. This amount includes $1,313, which represents the value of the beneficial conversion feature of the preferred shares at the date of issuance; $167, which represents the value allocated to the warrants issued with the preferred share; and $48, which is the amount of accrued dividends used in the conversion of preferred shares to common shares. Interest expense of $365 was recorded as a non-cash item in connection with the issuance of the convertible debt. Additionally, $280 of principal of the convertible debenture and $3,500 of preferred shares were converted into common shares in non-cash transactions.

(11)   MOTOROLA STOCK AND WARRANT PURCHASE AGREEMENT

       The Company has a Stock and Warrant Purchase Agreement (the Agreement) with Motorola, Inc. (Motorola) pursuant to which Motorola holds three separate warrants to purchase an additional 1,248,736 common shares of stock of the Company at an exercise price of $10.81 per share. These warrants are exercisable and expire at certain periods through July 31, 2001. The Agreement contains certain anti-dilution protection in the event of certain dividends, stock splits, reclassifications, or issuances of common shares of stock of the Company or rights thereto. Revenues from Motorola for the years ended March 31, 1999, 2000, and 2001 were $2,227, $592, and $861, respectively.

(12)   COMMITMENTS AND CONTINGENCIES

       The Company leases certain domestic and foreign facilities under noncancelable operating leases. Minimum annual rental commitments at March 31, 2001 under all noncancelable operating leases are as follows:

                                    2002                       $      270
                                    2003                       $      255
                                    2004                       $      226
                                    2005                       $      185
                                    2006                       $       96
                                    Thereafter                 $       15


       Rental expense under cancelable and non-cancelable operating leases was $832, $573, and $547 during the years ended March 31, 1999, 2000, and 2001, respectively.

                 MICROWARE SYSTEMS CORPORATION AND SUBSIDIARIES

               (in thousands, except share and per share amounts)

(12)     COMMITMENTS AND CONTINGENCIES, CONTINUED

       The Company sublets approximately 40,000 square feet of excess capacity in its headquarters building in Des Moines, Iowa. Currently the company has three subleases in effect with terms ending at various times through the fiscal year 2006. The annual expected rental incomes from these subleases are as follows:

                                    2002                       $      517
                                    2003                       $      462
                                    2004                       $      462
                                    2005                       $      380
                                    2006                       $       50


       For the three years ended March 31, 1999, 2000, and 2001, rental income received under the subleases was $33, $313, and $473 respectively.

       The Company is subject to various unresolved legal actions that arise in the normal course of its business. Although it is not possible to predict with certainty, no assurances can be given with respect to such matters, the Company believes the outcome of these unresolved legal actions will not have a materially adverse effect on its results of operations, liquidity or financial position.

(13)   SALE OF SERIES I PREFERRED STOCK

       On April 19, 2000 the Company entered into a Securities Purchase Agreement (the "Agreement") with Elliott Associates, L.P. ("Elliott") and Westgate International, L.P. ("Westgate") pursuant to which Elliott and Westgate purchased a total of 3,500 shares of Series I Cumulative Convertible Preferred Stock of the Company for $3,500. In addition, pursuant to the Agreement, Elliott and Westgate currently hold two separate warrants to purchase an additional 87,500 common shares in aggregate of stock of the Company at an exercise price of $5.3116 per share, and options to purchase an additional 618,595 shares in aggregate of common stock at an exercise price of $4.8497 per share. The Series I Preferred Stock , including accrued dividends of $48, were converted into common stock during fiscal 2001. The warrants are exercisable at any time, and expire on April 19, 2005. The options are exercisable at any time, and expire on August 4, 2001.

       In accordance with EITF Issue No. 98-5, preferred stock sales proceeds of $1,313 were allocated to additional paid in capital for the beneficial conversion feature using the intrinsic value method. Additionally, $167 of the preferred stock sales proceeds were allocated to additional paid in capital for the value of the options and warrants. Since the preferred stock was convertible and the options and warrants were exercisable on the date of issuance, the $1,479 preferred stock discount was recognized immediately through accumulated deficit as a return to preferred shareholders upon issuance of the preferred stock, options and warrants using the fair value method of APB Opinion No. 14.

                 MICROWARE SYSTEMS CORPORATION AND SUBSIDIARIES

               (in thousands, except share and per share amounts)


(14)   EQUITY LINE OF CREDIT

       In December 2000, the Company entered into a private equity credit agreement with Elder Court. Under the terms of the agreement, the Company has the right to issue and sell to Elder Court shares of its common stock at a discount to prevailing market prices, representing $10 million in aggregate principal. Pursuant to the private equity credit agreement, the Company also issued a warrant to Elder Court to purchase an additional 1,400,000 shares of common stock, a warrant to Roth Capital Partners, Inc. to purchase 126,000 shares of common stock, a warrant to Anthony Soich to purchase 54,000 shares of common stock, and a warrant to Carbon Mesa Partners, LLC to purchase 20,000 shares of common stock. The warrants issued in conjunction with the private equity credit agreement are exercisable at a price of $0.66 per share, and expire on December 15, 2005. The Company is obligated to issue and sell to Elder Court shares of its common stock representing a minimum $1.5 million of the equity credit agreement. The number of shares of common stock to be issued under the private equity credit agreement, each time the Company exercises its right to sell such shares, is based on the dollar amount requested and the average of the three lowest bid prices for our common stock during the ten trading days prior to the day the Company gives notice that it is exercising its right, less a 15% discount. In addition, for each 10,000 shares of common stock that the Company issues and sells pursuant to the private equity credit agreement, the Company will issue one warrant to Elder Court to purchase an additional 1,000 shares, and one warrant to a placement agent to purchase 100 additional shares of the Company's common stock. These warrants shall bear an exercise price per share of common stock equal to 105% of the market price as of the date of delivery of written notice to Elder Court setting forth the amount the Company intends to draw. These warrants shall be immediately exercisable and shall expire five years from the date of issuance. Although the Company is subject to contractual obligations, there are no assurances that it will exercise the private equity credit agreement and receive additional funds from Elder Court. The Company is obligated by its contract with Elder Court to register with the SEC for resale of the shares underlying the private equity and warrant arrangements described above. Existing SEC staff interpretations could require that the Company restructure its contractual registration obligations relating to the private equity credit agreement, and there can be no assurance that such restructuring can be arranged.

(15)     LIQUIDITY AND GOING CONCERN MATTERS

       The Company has suffered losses in the past several years and has an accumulated deficit of $36,426 at March 31, 2001. This raises substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern depends on obtaining financing and/or raising additional equity, and ultimately returning to long-term sustained profitability. The Company is exploring strategic opportunities to address liquidity including the pursuit of additional financing and/or equity, possible corporate transactions, and other initiatives; however, there can be no assurance that the Company will be able to obtain the necessary financing and/or equity. Additionally, there can be no assurance that the Company will return to profitability.

       The accompanying financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liquidation of liabilities in the ordinary course of business. The consolidated financial statements do not include any adjustments that might result if the Company were forced to discontinue its operations.