Form 10-K/A
period 2001-03-31
MICROWARE SYSTEMS CORP
filed 2001-07-19
CIK 1003383

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

                          MICROWARE SYSTEMS CORPORATION
             (Exact name of Registrant as specified in its charter)
                        ---------------------------------

               IOWA                                        42-1073916
  (State or other jurisdiction of                       (I.R.S. Employer
   incorporation or organization)                    Identification Number)

                 1500 N.W. 118TH ST.                          50325
                  DES MOINES, IOWA                          (Zip Code)
      (Address of principal executive offices)

                                 (515) 223-8000
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: None

  Securities registered pursuant to Section 12(g) of the Act: Common Stock, no par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or in any amendment to this Form 10-K. [ ]

                              PURPOSE OF AMENDMENT

The registrant has determined to furnish the information required in Part III of its Annual Report on Form 10-K for the fiscal year ended March 31, 2001 rather than to incorporate it by reference to information to be contained in the registrant's definitive proxy statement. The registrant hereby amends Part III of the Annual Report on Form 10-K as follows to include the information required by Part III.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       The directors and executive officers of the Company are as follows:

     Name                        Age                               Position

Kenneth B. Kaplan                48     President, Chief Executive Officer and
                                        Chairman of the Board of Directors

George E. Leonard                60     Executive Vice President, Chief Financial
                                        Officer, Chief Operating Officer,
                                        Secretary and Director

Arthur Don                       47     Director

Daniel P. Howell                 49     Director

Dennis E. Young                  58     Director

Robert A. Peiser                 53     Director

David A. Kendall                 46     Vice President of North American Sales

Douglas Kostlan                  47     Vice President of Marketing

Beth E. Law                      37     Chief Accounting Officer, Controller,
                                        Treasurer and Assistant Secretary

Kenji Nakai                      47     President and Representative Director of
                                        Microware Systems, KK

Gerhard Roesch                   50     Vice President, European and International
                                        Operations



     Mr. Kaplan has served as President and Chief Executive Officer of the Company since he co-founded it in 1977. Mr. Kaplan was one of the principal designers of the OS-9 real-time operating system. Mr. Kaplan is a Trustee of Drake University and Buena Vista University. Mr. Kaplan attended Drake University.

     Mr. Leonard joined the Company in August 1998 as Executive Vice President, Chief Financial Officer, Treasurer and Secretary. Mr. Leonard was appointed Chief Operating Officer and a director on May 16, 2000. Prior to joining the Company, from July 1996 to July 1998, Mr. Leonard was the Vice President and Chief Financial Officer and a director of Western Pacific Airlines, based in Colorado Springs, Colorado. Western Pacific Airlines filed for bankruptcy protection under Chapter 11 in October 1997 and converted its filing to Chapter 7 in July 1998. Mr. Leonard also served as Chairman and Chief Executive Officer of Consumer Guaranty Corporation of Phoenix, Arizona, President and CEO of GEL Management Corporation, Chairman and Chief Executive Officer of AmBank Holding Company, and Executive Vice President, Chief Financial Officer, Chief Lending Officer and Chief Banking Officer, and a Director of MeraBank from 1975 to 1996. Mr. Leonard holds a B.S. degree from the United States Naval Academy and an M.B.A from the University of Chicago.

     Mr. Don has been a member of the law firm of D'Ancona & Pflaum LLC, Chicago, Illinois, and has been counsel to the Company, since 1985. Mr. Don has been a director of the Company since 1994.

     Mr. Howell is Senior Managing Director of Mesirow Private Equity Investments, Inc., an affiliate of the corporate general partner of Mesirow Capital Partners VI, a venture capital partnership. Mr. Howell has been a director of the Company since 1994.

     Mr. Young is Executive Vice President, Chief Financial Officer and a director of Wells Fargo Financial, Inc., formerly Norwest Financial, Inc., a financial services firm headquartered in Des Moines, Iowa, which he joined in 1965.

     Mr. Peiser has been Chairman and Chief Executive Officer of Vitality Beverages, Inc. since July 1999. Prior to that date, Mr. Peiser served as Chairman of CVSI, Inc. from 1998 to 1999; President and Chief Executive Officer of Western Pacific Airlines from 1996 to 1998; and Vice Chairman and Chief Executive Officer of FoxMeyer Drug Company from August 1996 through November 1996. Western Pacific Airlines filed for bankruptcy protection under Chapter 11 in October 1997 and converted its filing to Chapter 7 in July 1998. In addition, Mr. Peiser was Executive Vice President - Finance and Chief Financial Officer of Trans World Airlines, Inc. from August 1994 through August 1996. Mr. Peiser is a member of the Board of Directors of Ascent Assurance, Inc., a health insurance holding company, and The Tampa Bay Partnership.

     Mr. Kendall joined Microware in January 2001 as director of business development. Mr. Kendall was promoted to Vice President of North American Sales in April 2001. Mr. Kendall was employed for the past 15 years by Avnet, a hardware and software distributor in St. Louis, Missouri, where he held positions including vice president of sales. Mr. Kendall received a B.S. degree in engineering from the University of Guam.

     Mr. Kostlan joined Microware in April 2001 as Vice President of Marketing. Mr. Kostlan was employed most recently by UGS of Ames, Iowa, formerly Engineering Animation, Inc. Prior to that, Mr. Kostlan worked at Texas Instruments in Dallas, Texas for 16 years. Mr. Kostlan holds a B.S. degree in engineering from the University of Iowa.

     Ms. Law has served as Chief Accounting Officer, Controller and Assistant Treasurer of the Company since February 2000. In July 2000, Ms. Law was appointed Treasurer. Prior to joining the Company, Ms. Law worked for Network Six, Inc., a systems integrator based in Warwick, Rhode Island. Ms. Law is a Certified Public Accountant, and holds a B.S. degree from the University of Rhode Island.

     Mr. Nakai joined Microware in June of 2000, as President and
Representative Director of Microware Systems, KK. From January 1999 to May 2000, Mr. Nakai served as Vice President at HCL Technology, and from October 1987 to December 1998, Mr. Nakai served as Director of Sales at Aspen Technology Japan. Mr. Nakai has also held executive positions at Cray Research, Japan and IBM, Japan. Mr. Nakai holds a B.S. degree in
Instrumentation Engineering from Keio University in Tokyo, Japan.

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

     On April 2, 2001, Mr. James Boswell resigned as Vice President of North American Sales, and was replaced by Mr. Kendall.


            SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and officers, and persons who beneficially own more than 10% of the Company's Common Stock, to file with the Securities and Exchange Commission ("SEC") reports of beneficial ownership and changes in beneficial ownership of the Common Stock and other equity securities of the Company. Officers, directors and greater than 10% stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. The Company believes that during the previous fiscal year all filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with, except that a Form 4 reporting a single transaction was inadvertently filed late on James A. Gordon's behalf.

ITEM 11. EXECUTIVE COMPENSATION

     The following summary compensation table sets forth information concerning all compensation awarded, earned, or paid by the Company during its fiscal years ended March 31, 2001, 2000 and 1999 to (a) the Company's Chief Executive Officer, (b) the four most highly compensated executive officers other than the CEO who were serving as executive officers as of March 31, 2001 and (c) individuals for whom disclosure would have been required but for the fact that they were not serving as executive officers at March 31, 2001 (the "Named Executives").

                                                SUMMARY COMPENSATION TABLE

                                                                    ANNUAL
                                                               COMPENSATION ($)                    ALL OTHER
                                                            SALARY       BONUS (1)           COMPENSATION(2)(3)($)
                                                            ------       ---------           ---------------------
KENNETH B. KAPLAN                               2001           185,000                             4,751
Chairman of the Board of Directors,             2000           185,000                             4,978
President and Chief Executive Officer           1999           185,000                             4,411       (4)

GEORGE E. LEONARD (6)                           2001           180,000                             1,903
Executive Vice President,                       2000           150,000                            75,009       (5)
Chief Operating Officer and Chief Financial     1999            87,500
Officer

JAMES H. BOSWELL (7)                            2001           175,000       78,085                6,607
Former Vice President of North American         2000           150,000       83,186                5,604
Sales
                                                1999            13,269       18,800                   32

KENJI NAKAI (8)                                 2001           115,046                             2,921
President and Representative
Director, Microware Systems Kabushiki Kaisha

GERHARD ROESCH(9)                               2001           107,473      105,558
Vice President, European and International
Operations


(1)  Includes bonus and/or sales commission earned in respective fiscal years.
(2) The aggregate amount of perquisites and other personal benefits, securities or property, given to each Named Executive Officer valued on the basis of aggregate incremental cost to the Company, was less than either $50,000 or 10% of the total annual salary and bonus for that executive officer during each of these years.
(3) Other compensation includes 401(k) plan-matching contributions and life insurance premiums.
(4)  Includes personal tax preparation services paid by the Company.
(5)  Represents relocation expenses and related taxes paid by the Company
(6)  Mr. Leonard joined the Company on August 31, 1998.
(7) Mr. Boswell joined the Company on February 17, 1999 and resigned on April 2, 2001.
(8)  Mr. Nakai joined the Company on June 6, 2000.
(9)  Mr. Roesch became an Executive Officer on July 27, 2000.

                               BOARD OF DIRECTORS

TERMS

     The Board of Directors of the Company is divided into three classes of directors serving staggered three-year terms.

     Class I Directors. The following persons serve as Class I directors with their term expiring at the annual meeting to be held after March 31, 2002:
Kenneth B. Kaplan and Daniel P. Howell.

     Class II Directors. The following persons serve as Class II directors with their term expiring at the annual meeting to be held after March 31, 2003:
Robert A. Peiser and George E. Leonard.

     Class III Directors. The following persons serve as a Class III director with their term expiring at the annual meeting to be held after March 31, 2001: Arthur Don and Dennis E. Young.

DIRECTOR COMMITTEES

     The Board of Directors has established an Audit Committee and a Compensation Committee.

     The Audit Committee's functions are to recommend annually to the Board of Directors the appointment of the independent public accountants of the Company, to discuss and review the scope and the fees of the prospective annual audit and to review the results thereof with the Company's independent public accountants, to review and approve non-audit services of the independent public accountants, to review compliance with existing major accounting and financial policies of the Company, to review the adequacy of the financial organization of the Company, and to review management's procedures and policies relative to the adequacy of the Company's internal accounting controls. Messrs. Young (Chair), Howell, and Peiser currently serve on the Audit Committee.

     The Compensation Committee's functions are to review and approve annual salaries and bonuses for all executive officers, to review, approve and recommend to the Board the terms and conditions of all employee benefit plans or changes thereto and to administer the Corporation's various stock option plans. Messrs. Howell (Chair) and Peiser currently serve on the Compensation Committee.

DIRECTORS' COMPENSATION

     All independent Directors of the Company are entitled to be paid a $15,000 Annual Retainer fee, $2,000 for in person attendance at Board meetings, $1,000 for in person attendance at Committee meetings held separately from Board meetings, and $1,000 and $500 respectively, for Board and Committee meetings attended telephonically. All Directors are reimbursed for travel expenses incurred in attending meetings of the Board of Directors. Non-employee Directors are also eligible to receive grants of 25,000 stock options.

                              EMPLOYMENT AGREEMENTS

GEORGE E. LEONARD

     In September of 1999, the Company entered into an employment agreement with Mr. Leonard whereby he agreed to serve as Chief Financial Officer of the Company for an initial term through March 31, 2001. This agreement is currently effective until March 31, 2002, and is automatically extended for additional one-year periods unless terminated by either party in accordance with the agreement. Mr. Leonard currently earns a base salary of $180,000 per year. Mr. Leonard's employment agreement provides that, in the event Mr. Leonard's employment is involuntarily terminated as a result of a change of control of the Company, he will be entitled to a severance payment equal to one year of his base salary.

                                     OPTIONS

     The following tables provide certain information concerning options granted to, exercised by and held by each Named Executive Officer of the Company at March 31, 2001 under the Company's 1991, 1992 and 1995 stock option plans.

                        OPTION GRANTS IN LAST FISCAL YEAR
                                INDIVIDUAL GRANTS

                          NUMBER OF         % OF OPTIONS                                              POTENTIAL REALIZABLE VALUE
                            SHARES           GRANTED TO                                               OF ASSUMED ANNUAL RATES OF
                          UNDERLYING        EMPLOYEES IN       EXERCISE OR BASE                         STOCK APPRECIATION FOR
                           OPTIONS             FISCAL               PRICE             EXPIRATION             OPTION TERM
 NAME                     GRANTED(#)            YEAR            ($ PER SHARE)            DATE          5%($)          10%($)
 ----                     ----------            ----            -------------            ----          -----          ------
 Kenneth B. Kaplan            0                 N/A                  N/A                 N/A            N/A            N/A

 George E. Leonard          10,000              1.8%                0.625             1/05/2010        3,931          9,961

 James H. Boswell           10,000              1.8%                0.625             1/05/2010        3,931          9,961

 Kenji Nakai                40,000              7.1%                3.031             6/05/2009        76,247        193,277

 Kenji Nakai                10,000              1.8%                0.625             1/05/2010        3,931          9,961

 Gerhard Roesch             10,000              1.8%                0.625             1/05/2010        3,931          9,961


                           AGGREGATED OPTION EXERCISES
                 IN LAST FISCAL YEAR AND FISCAL YEAR-END VALUES

                                                                          NUMBER OF SECURITIES             VALUE OF UNEXERCISED
                                          SHARES                     UNDERLYING UNEXERCISED OPTIONS   IN-THE-MONEY OPTIONS AT MARCH
                                       ACQUIRED ON      VALUE($)            AT MARCH 31, 2001                  31 2001($)(*)
      NAME                             EXERCISE (#)     REALIZED     EXERCISABLE    UNEXERCISABLE    EXERCISABLE     UNEXERCISABLE
      ----                             ------------     --------     ------------   --------------   ------------    -------------
      Kenneth B. Kaplan                     0              N/A              0                 0            N/A               N/A

      George E. Leonard                     0              N/A         68,000           142,000              0               940

      James H. Boswell                      0              N/A         48,000            72,000              0                 0

      Kenji Nakai                           0              N/A         10,000            40,000              0               940

      Gerhard Roesch                        0              N/A          6,250            22,500              0               940


     (*) Calculations based on the fair market value of the underlying securities as of March 31, 2001 of $0.7190 per share, minus the aggregate exercise price.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of June 28, 2001, the name, address and holdings of each person (including any "group" as defined in Section 13(d)(3) of the Securities Exchange Act of 1934) known by the Company to be the beneficial owner of more than five percent of the Company's Common Stock, and the amount of Common Stock beneficially owned by each of the Directors, Named Executive Officers (defined herein) and executive officers of the Company and by all Directors and executive officers of the Company as a group.

                                                                                                       PERCENT
                                                               AMOUNT AND NATURE OF BENEFICIAL            OF
                NAME OF BENEFICIAL OWNER                                 OWNERSHIP(1)                   CLASS
                ------------------------                                 ------------                   -----
EXECUTIVE OFFICERS AND DIRECTORS
Kenneth B. Kaplan                                                             4,741,204     (2)          24.7
George E. Leonard                                                               214,917     (3)           1.1
David A. Kendall                                                                 75,000     (3)            *
Douglas Kostlan                                                                  60,000     (3)            *
Kenji Nakai                                                                      50,000     (3)            *
Gerhard Roesch                                                                   43,750     (3)            *
Beth E. Law                                                                      17,500     (3)            *
Arthur Don                                                                       65,100     (3)            *
Daniel P. Howell                                                                773,639    (3)(4)         4.1
Dennis E. Young                                                                  41,000     (3)            *
Robert A. Peiser                                                                 25,000     (3)            *
All executive officers and directors as a group
(11 persons)(5)                                                               6,107,110                  30.9
                                                                              ---------                  ----
OTHER FIVE PERCENT SHAREHOLDERS
Motorola, Inc.(6)
     1303 East Algonquin Road
     Schaumburg, Illinois  60196                                              2,774,968     (5)          13.6


-----------------------------------------
*    Less than 1% of the outstanding Common Stock.

(1) Unless otherwise indicated in the footnotes to this table, the Company believes the persons named in this table have sole voting and investment power with respect to all shares of Common Stock reflected in this table.
(2) Includes 7,600 shares held by Mr. Kaplan as custodian and 7,350 held as trustee.
(3) Comprises options which are currently exercisable or which are deemed currently exercisable, and in the case of Messrs. Leonard and Don, includes 4,917 and 100 shares, respectively, which are directly owned.
(4) Mr. Howell is Senior Managing Director of Mesirow Private Equity Investments, Inc., an affiliate of the corporate general partner of Mesirow Capital Partners VI, which is the direct beneficial owner of 748,639 of these shares.
(5)  Does not include Mr. Boswell who resigned from the Company in April 2001.

(6) Includes 1,248,736 warrants deemed currently exercisable at an exercise price of $10.81 per share. Such warrants expire July 31, 2001.

ITEM 13. CERTAIN RELATED TRANSACTIONS

     During the fiscal year ended March 31, 2001, the Company received total revenues of $861,000 under various license and service agreements with Motorola, which holds 1,526,232 shares of Common Stock of the Company and warrants to purchase an additional 1,248,736 shares. The Company also routinely purchases various hardware products from Motorola used in product development.

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

                                       MICROWARE SYSTEMS CORPORATION,
                                             an Iowa Corporation



                                       By:
                                            /s/ George E. Leonard
                                           ------------------------------------
                                            George E. Leonard
                                            A duly authorized representative


Dated: July 19, 2001